Form 10-Q
period 2013-09-30
STONEGATE MORTGAGE CORP
filed 2013-11-14
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36116
____________________
Stonegate Mortgage Corporation
(Exact name of registrant as specified in its charter)
____________________

Ohio	34-1194858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9190 Priority Way West Drive, Suite 300 Indianapolis, Indiana	46240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (317) 663-5100
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 8, 2013
Common Stock, $0.01 par value	25,769,236 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2013

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$24,564	$15,056
Restricted cash	20,132	3,445
Mortgage loans held for sale, at fair value	518,858	218,624
Servicing advances	1,952	938
Derivative assets	17,071	11,989
Mortgage servicing rights, at fair value	132,907	—
Mortgage servicing rights, at lower of amortized cost or fair value	—	42,202
Property and equipment, net	7,859	4,026
Intangible assets, net	3,320	3,590
Investment in closely held entity, at cost	740	740
Loans eligible for repurchase from GNMA	13,909	7,116
Notes receivable from stockholders	—	222
Other assets	7,617	1,658
Total assets	$748,929	$309,606

Liabilities and stockholders’ equity
Liabilities
Secured borrowings	272,610	102,675
Warehouse lines of credit	194,709	100,301
Operating lines of credit	4,684	5,131
Accounts payable and accrued expenses	22,772	18,606
Derivative liabilities	23,825	1,787
Reserve for mortgage repurchases and indemnifications	3,202	1,917
Due to related parties	309	348
Contingent earn-out liability	2,103	2,095
Liability for loans eligible for repurchase from GNMA	13,909	7,116
Deferred income tax liabilities, net	26,868	14,381
Total liabilities	$564,991	$254,357

Commitments and contingencies - Note 14

Stockholders’ equity
Preferred stock, without par value, shares authorized – 25,000,000; shares issued and outstanding – 0 and 8,342,112	—	33,000
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 17,604,236 and 3,464,798	176	28
Treasury stock, at cost – 591,554 and 630,699 shares	(1,707)	(1,820)
Additional paid-in capital	144,127	3,205
Retained earnings	41,342	20,836
Total stockholders’ equity	183,938	55,249

Total liabilities and stockholders’ equity	$748,929	$309,606

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Income
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Gains on mortgage loans held for sale	$13,216	24,240	63,791	$47,709
Changes in mortgage servicing rights valuation	2,099	—	11,649	—
Loan origination and other loan fees	5,640	2,919	15,638	6,266
Loan servicing fees	5,966	1,504	14,324	3,728
Interest income	5,359	1,574	11,106	3,158
Other revenue	—	1,172	—	1,172
Total revenues	32,280	31,409	116,508	62,033

Expenses
Salaries, commissions and benefits	16,477	9,160	48,604	21,202
General and administrative expense	6,131	1,913	15,026	4,429
Interest expense	3,297	1,798	10,972	3,734
Occupancy, equipment and communication	2,980	676	6,103	1,726
Impairment of mortgage servicing rights	—	695	—	5,522
Amortization of mortgage servicing rights	—	1,171	—	2,584
Provision for mortgage repurchases and indemnifications	414	525	1,379	826
Depreciation and amortization expense	466	180	1,379	456
Loss on disposal of property and equipment	25	—	25	—
Total expenses	29,790	16,118	83,488	40,479

Income before income tax expense	2,490	15,291	33,020	21,554
Income tax expense	807	5,825	12,487	8,210
Net income	1,683	9,466	20,533	13,344
Less: preferred stock dividends	—	(19)	(27)	(99)
Net income attributable to common stockholders	$1,683	$9,447	$20,506	$13,245

Earnings per share
Basic	$0.10	$2.90	$1.97	$4.13
Diluted	$0.10	$1.00	$1.42	$1.95

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	8,342	$33,000	2,834	$28	$(1,820)	$3,205	$20,836	$55,249
Net income	—	—	—	—	—	—	20,533	20,533
Stock option expense	—	—	—	—	—	1,615	—	1,615
Issuance of stock warrant	—	—	—	—	—	1,522	—	1,522
Issuance of common stock under discretionary incentive plan	—	—	39	—	113	325	—	438
Preferred stock dividends	—	—	—	—	—	—	(27)	(27)
Conversion of preferred stock to common stock	(8,342)	(33,000)	8,342	84	—	32,916	—	—
Issuance of common stock under Rule 144A offering, net of initial purchaser’s discount, placement fee and equity issuance costs	—	—	6,389	64	—	104,544	—	104,608
Balance at September 30, 2013	—	$—	17,604	$176	$(1,707)	$144,127	$41,342	$183,938

Balance at December 31, 2011	693	$2,500	3,057	$31	$—	$4,015	$3,869	$10,415
Net income	—	—	—	—	—	—	13,344	13,344
Stock option expense	—	—	—	—	—	7	—	7
Preferred stock dividends	—	—	—	—	—	—	(99)	(99)
Issuance of common stock	—	—	408	4	—	996		1,000
Issuance of Series D preferred stock, net of underwriting costs	6,049	24,000	—	—	—	(1,638)	—	22,362
Redemption of Series A preferred stock	(416)	(1,500)						(1,500)
Purchases of treasury stock	—	—	(315)	—	(910)	—	—	(910)
Balance at September 30, 2012	6,326	$25,000	3,150	$35	$(910)	$3,380	$17,114	$44,619

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$20,533	$13,344
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,379	456
Loss on disposal of property and equipment	25	—
Bargain purchase gain	—	(1,172)
Amortization of debt discount	1,522	—
Foregiveness of note receivable from stockholder	214	—
Gains on mortgage loans held for sale	(63,791)	(47,709)
Amortization of mortgage servicing rights	—	2,584
Impairment of mortgage servicing rights	—	5,522
Changes in mortgage servicing rights valuation	(11,649)	—
Provision for reserve for mortgage repurchases and indemnifications	1,379	826
Stock-based compensation expense	1,742	7
Deferred income tax expense	12,487	8,211
Change in contingent earn-out liability	8	—
Proceeds from sales and principal payments of mortgage loans held for sale	6,026,889	1,903,842
Originations and purchases of mortgage loans held for sale	(6,325,203)	(2,050,307)
Repurchases and indemnifications of previously sold loans	(322)	—
Changes in operating assets and liabilities:
Restricted cash	(16,687)	(8,625)
Servicing advances	(1,014)	(203)
Other assets	(5,959)	(111)
Accounts payable and accrued expenses	4,491	7,178
Due to related parties	(39)	181
Net cash used in operating activities	(353,995)	(165,976)
Investing activities
Purchases of property and equipment	(4,967)	(1,117)
Purchase of assets in a business combination	—	(512)
Repayment of notes receivable from stockholder	8	(19)
Net cash used in investing activities	(4,959)	(1,648)
Financing activities
Proceeds from borrowings under mortgage funding arrangements and operating lines of credit	13,932,187	—
Repayments of borrowings under mortgage funding arrangements and operating lines of credit	(13,668,292)	—
Net proceeds from borrowings under mortgage funding arrangements and operating lines of credit	—	148,850
Proceeds from borrowing from stockholder	10,000	—
Repayment of borrowing from stockholder	(4,345)	—
Repayment of borrowing of subordinated debt	—	(750)
Payments of capital lease obligations	(14)	—
Net proceeds from issuance of common stock	101,645	1,000
Proceeds from issuance of preferred stock	—	24,000
Payment for redemption of preferred stock	—	(1,500)
Purchase of treasury stock	—	(910)
Payment of equity issuance costs	(2,692)	(1,638)
Preferred stock dividends	(27)	(99)
Net cash provided by financing activities	368,462	168,953

Change in cash and cash equivalents	9,508	1,329
Cash and cash equivalents at beginning of period	15,056	403
Cash and cash equivalents at end of period	$24,564	$1,732

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
September 30, 2013
(In Thousands, Except Share and Per Share Data or As Otherwise Stated Herein)

1. Organization and Operations
References to the terms “we”, “our”, “us”, “Stonegate” or the “Company” used throughout these Notes to Unaudited Consolidated Financial Statements refer to Stonegate Mortgage Corporation and, unless the context otherwise requires, its wholly-owned subsidiary, NattyMac, LLC (“NattyMac”), an Indiana limited liability company established in June 2013. The Company was initially incorporated in the State of Indiana in January 2005. As a result of an acquisition and subsequent merger with Swain Mortgage Company in 2009, the Company is now an Ohio corporation. The Company’s headquarters is in Indianapolis, Indiana.
The Company is a specialty financial services firm focused on the U.S. residential mortgage market. The Company originates, acquires, sells, finances and services residential mortgage loans. The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), to the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and in Government National Mortgage Association (“Ginnie Mae” or “GNMA”) pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). The Company’s integrated and scalable residential mortgage banking platform enables us to efficiently and effectively originate, acquire, sell, finance and service residential mortgage loans. The Company’s platform and operating model provides its constituents visibility and access to essential data, documents and analytics related to the loan and originator performance over time. The Company’s principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiary, NattyMac, and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the six months ended June 30, 2013 and as of and for the year ended December 31, 2012, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the six months ended June 30, 2013 and as of and for the year ended December 31, 2012 included in the Company’s final prospectus dated October 9, 2013.

In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company may experience a decrease in loan production, as well as decreases in the value of mortgage loans held for sale and in commitments to originate loans, which may negatively impact the Company’s operations. Conversely, in a decreasing interest rate environment, the value of the Company’s mortgage servicing rights ("MSRs") may decrease, which could negatively impact the Company’s operations. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale.

As of September 30, 2013, the Company did not have any off-balance sheet arrangements.

On May 14, 2013, the Company granted a stock dividend of 12.861519 shares of common stock for each share of common stock held as of that date, which was determined to be in substance a stock split for accounting and financial reporting purposes. All actual share, weighted-average share and per share amounts and all references to stock compensation data and prices of the Company’s common stock have been adjusted to reflect this stock split for all periods presented.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Earnings Per Share

The following is a reconciliation of net income attributable to common shareholders and a table summarizing the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income:
Net income	$1,683	$9,466	$20,533	$13,344
Less: Preferred stock dividends	—	(19)	(27)	(99)
Net income attributable to common shareholders	$1,683	$9,447	$20,506	$13,245

Weighted average shares outstanding (in thousands):
Denominator for basic earnings per share – weighted average common shares outstanding	17,604	3,252	10,386	3,209
Effect of dilutive shares—employee and director stock options and convertible preferred stock	—	6,202	4,080	3,567
Denominator for diluted earnings per share	17,604	9,454	14,466	6,776

Earnings per share:
Basic	$0.10	$2.90	$1.97	$4.13
Diluted	$0.10	$1.00	$1.42	$1.95

During the three and nine months ended September 30, 2013, weighted average shares of 1,817,657 and 1,801,959, respectively, were excluded from the denominator for diluted earnings per share because the shares (which related to stock options and warrants) were anti-dilutive. During the three and nine months ended September 30, 2012, weighted average shares of 156,940 and 112,253, respectively, were excluded from the denominator for diluted earnings per share because the shares (which related to stock options) were anti-dilutive.

4. Business Combinations

Pending Acquisition of Wholesale Channel and Retail Assets from Nationstar Mortgage Holdings, Inc.

On November 7, 2013, the Company announced that it had entered into a binding letter of intent to acquire the wholesale lending channel and certain distributed retail assets of Nationstar Mortgage Holdings Inc. ("Nationstar"). The acquisition of Nationstar's wholesale lending channel and retail assets will compliment the Company's existing wholesale and retail channels and accelerate its geographic expansion. Pursuant to the terms of the letter of intent, the Company agreed to purchase the assets and offer employment to certain employees associated with these businesses. The purchase price will be the net book value of the fixed assets acquired from Nationstar.

Pending Acquisition of Crossline Capital, Inc.

On November 13, 2013 the Company entered into a definitive agreement to acquire Crossline Capital, Inc. ("Crossline"), a California-based mortgage lender that originates, funds, and services residential mortgages. The acquisition of Crossline will allow the Company to increase its origination volume through geographic expansion. Crossline is licensed to originate mortgages in 20 states including Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Maryland, Massachusetts, New Hampshire, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, and is an approved FNMA Seller Servicer. In addition, it operates two national mortgage origination call centers in Lake Forest, CA and Scottsdale, AZ and also operates retail mortgage origination branches in seven other locations in Southern California.

The purchase price will be based on (i) the estimated book value of Crossline at the closing date (subject to contractual purchase price adjustments) and (ii) the estimated fair value of potential contingent consideration under an earn-out arrangement.

Acquisition of Assets from NattyMac, LLC

On August 30, 2012, the Company acquired all rights, title and interest in the assets of the NattyMac, LLC ("NattyMac") single-family mortgage loan warehousing business. Founded in 1994 in St. Petersburg, FL, NattyMac operated as an independent mortgage warehouse lender focused on financing prime mortgage loans that were committed for purchase by GSEs. NattyMac’s strong reputation in the mortgage banking industry, along with its warehouse financing platform and experienced staff, will complement the Company’s existing business and allow the Company to provide an additional source of funding to its customers.

The following table summarizes the total consideration transferred for NattyMac and the fair value of assets acquired on the acquisition date:

Consideration:
Cash consideration	$512
Fair value of contingent consideration	2,095
Total consideration	2,607

Fair value of assets acquired:
Identifiable intangible assets	3,710
Property and equipment	57
Other assets	12
Total fair value of assets acquired	3,779

Bargain purchase gain	$1,172

Acquisition-related expenses	$406

The acquisition of NattyMac’s assets was determined to be a bargain purchase, as the fair value of the identified assets acquired exceeded the aggregate consideration transferred. Accordingly, the Company recognized a bargain purchase gain which is classified as “Other revenue” in its consolidated results of operations for the three and nine months ended September 30, 2012.

As part of the acquisition of the assets of NattyMac, the Company agreed to pay NattyMac’s sellers a deferred purchase price of $75 (whole dollars) for each mortgage loan funded through the mortgage loan warehousing business acquired from NattyMac. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $2,250. There is no expiration date for the fulfillment of the contingent consideration arrangement. The fair value of the contingent consideration arrangement was estimated to be approximately $2,103 and $2,095 as of September 30, 2013 and December 31, 2012, respectively, and was estimated by applying the income approach. The fair value of the contingent consideration as of September 30, 2013 and December 31, 2012 was based on key assumptions including (i) the Company’s revised estimate of the number and timing of mortgage loans to be funded and (ii) discount rates of 5.37% and 5.3%, respectively. The Company’s revised estimated fair value of the contingent earn-out liability of $2,103 as of September 30, 2013 increased from its original acquisition-date estimated fair value of $2,095 primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business. At September 30, 2013, 44 mortgage loans had been funded through NattyMac’s single-family warehousing business and the Company expects that the full amount of contingent consideration will be paid over a 18-month period. The Company made its first contingent consideration payment in the amount of $3 in October 2013 for mortgage loans funded during the three months ended September 30, 2013.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges. The following summarizes the Company’s outstanding derivative instruments as of September 30, 2013 and December 31, 2012:

September 30, 2013:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,348,334	Derivative assets/liabilities	$16,695	$(94)
MBS forward trades	1,732,259	Derivative assets/liabilities	376	(23,731)
Total derivative financial instruments	$3,080,593		$17,071	$(23,825)

December 31, 2012:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,139,963	Derivative assets/liabilities	$11,989	$—
MBS forward trades	967,780	Derivative assets/liabilities	—	(1,787)
Total derivative financial instruments	$2,107,743		$11,989	$(1,787)

The following summarizes the effect of the Company’s derivative financial instruments on its consolidated statements of income for the three and nine months ended September 30, 2013 and 2012:

	Derivative (Losses) Gains Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate lock commitments	$30,521	$11,896	$4,612	$18,394
MBS forward trades	(68,794)	(11,698)	(21,568)	(14,279)
Net derivative (losses) gains[1]	$(38,273)	$198	$(16,956)	$4,115

1 All derivative (losses) gains are included within “Gains on mortgage loans held for sale” on the Company’s consolidated statements of income.

The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to the over-the-counter derivative financial instruments that the Company uses in its rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate.

The Company has entered into agreements with derivative counterparties which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of September 30, 2013 and December 31, 2012, counterparties held $20,132 and $3,445, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $23,825 and $1,787 at September 30, 2013 and December 31, 2012, respectively, to those counterparties. For the nine months ended September 30, 2013 and 2012, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale

The following summarizes mortgage loans held for sale at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Conventional	$312,688	$110,493
Governmental	204,756	108,131
Non-agency jumbo	1,414	—
Total mortgage loans held for sale, at fair value	$518,858	$218,624

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of September 30, 2013, the Company had pledged $496,622 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $22,236 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2012, the Company had pledged $218,624 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of September 30, 2013 and December 31, 2012.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSR asset is capitalized, which represents the current fair value of the future net cash flows expected to be realized for performing servicing activities.

Effective January 1, 2013, the Company elected to irrevocably account for the subsequent measurement of its existing MSRs using the fair value method, whereby the MSRs are initially recorded on our balance sheet at fair value with subsequent changes in fair value recorded in earnings during the period in which the changes in fair value occur. We believe that accounting for the MSRs at fair value best reflects the impact of current market conditions on our MSRs, and our investors and other users of our financial statements will have greater insight into management’s views as to the value of our MSRs at each reporting date. The fair value of the MSRs is assessed at each reporting date using the methods described above. In accordance with the applicable GAAP guidance, this change in accounting principle was accounted for on a prospective basis (financial statement periods prior to 2013 have not been restated). We did not record a cumulative-effect adjustment to retained earnings as of January 1, 2013, as the net amortized carrying value of the MSRs as of January 1, 2013 equaled the fair value due to MSR impairment charges recorded during 2012.

Prior to January 1, 2013, the subsequent measurement of the Company’s MSRs was recorded using the amortization method. Under the amortization method, capitalized MSRs were initially recorded at fair value and amortized over the estimated economic life of the related loans in proportion to the estimated future net servicing revenue. The net capitalized cost of MSRs was periodically evaluated to determine whether capitalized amounts were in excess of their estimated fair value. For this fair value assessment, the Company stratified its MSRs based on interest rates: (1) those with note rates below 4.00%; (2) those with note rates between 4.00% and 4.99%; and (3) those with note rates above 5.00%. If the amortized book value of the MSRs exceeded its fair value, management recorded a valuation adjustment as a reduction to the mortgage servicing right asset. However, in the event that the fair value of the MSRs recovered, the valuation allowance was reversed.

On November 1, 2013, the Company purchased an MSR portfolio with an unpaid principal balance ("UPB") of approximately $142 million from an unrelated third party, for a total cash purchase price of approximately $1.5 million. The MSRs purchased have substantially similar attributes to the Company's existing MSRs created through its own mortgage loan originations with respect to note rates, credit quality and loan types. The Company plans to continue to service the underlying mortgage loans and will account for the MSRs using the fair value method.

The Company’s total mortgage servicing portfolio at September 30, 2013 and December 31, 2012 is summarized as follows (based on the UPB of the underlying mortgage loans):

	September 30, 2013	December 31, 2012
FNMA	$6,025,898	$2,781,389
GNMA	3,654,993	1,363,951
FHLMC	1,690	—
Total mortgage servicing portfolio	$9,682,581	$4,145,340

MSRs balance	$132,907	$42,202

MSRs balance as a percentage of total mortgage servicing portfolio	1.37%	1.02%

A summary of the changes in the balance of MSRs for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$99,209	$22,835	$42,202	$17,679
MSRs received as proceeds from loan sales	31,599	12,290	79,056	23,686
Changes in valuation inputs and assumptions	4,279	—	17,797	—
Actual portfolio runoff (payoffs and principal amortization)	(2,180)	—	(6,148)	—
Amortization of MSRs	—	(1,171)	—	(2,584)
Impairment of MSRs	—	(695)	—	(5,522)
Balance at end of period	$132,907	$33,259	$132,907	$33,259

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual servicing fees	$5,813	$1,448	$13,982	$3,580
Late fees	153	56	342	148
Loan servicing fees	$5,966	$1,504	$14,324	$3,728

8. Fair Value Measurements

The Company uses fair value measurements in fair value disclosures and to record certain assets and liabilities at fair value on a recurring basis, such as MSRs (beginning January 1, 2013), derivatives and loans held for sale, or on a nonrecurring basis, such as when measuring MSRs upon initial recognition and measuring impairments on MSRs (for periods prior to January 1, 2013), intangible assets and long-lived assets. The Company has elected fair value accounting for loans held for sale to more closely align the Company’s accounting with its interest rate risk strategies without having to apply the operational complexities of hedge accounting.

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level Input:	Input Definition:
Level 1	Unadjusted, quoted prices in active markets for identical assets or liabilities.
Level 2
Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and others.

Level 3
Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity), unobservable inputs may be used. Unobservable inputs reflect the Company's own assumptions about the factors that market participants would use in pricing the asset or liability, and are based on the best information available in the circumstances.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

While the Company believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial statement items could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such items existed, or had such items been liquidated, and those differences could be material to the consolidated financial statements.

Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. The Company uses discounted cash flow techniques to estimate fair value. These techniques incorporate forecasting of expected cash flows discounted at appropriate market discount rates that are intended to reflect the lack of liquidity in the market.

The following describes the methods used in estimating the fair values of certain financial statement items:

Mortgage Loans Held for Sale: The Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using quoted market or contracted prices or market price equivalents.

Derivative Financial Instruments: The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices.

Mortgage Servicing Rights: The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,510	$—	$—	$7,510
Mortgage loans held for sale	—	518,858	—	518,858
Derivative assets (IRLCs)	—	16,695	—	16,695
Derivative assets (MBS forward trades)	—	376	—	376
MSRs	—	—	132,907	132,907
Total assets	$7,510	$535,929	$132,907	$676,346

Liabilities:
Derivative liabilities (IRLCs)	—	94	—	94
Derivative liabilities (MBS forward trades)	—	23,731	—	23,731
Contingent earn-out liability	—	—	2,103	2,103
Total liabilities	$—	$23,825	$2,103	$25,928

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,957	$—	$—	$10,957
Mortgage loans held for sale	—	218,624	—	218,624
Derivative assets (IRLCs)	—	11,989	—	11,989
Total assets	$10,957	$230,613	$—	$241,570

Liabilities:
Derivative liabilties (MBS forward trades)	—	1,787	—	1,787
Contingent earn-out liability	—	—	2,095	2,095
Total liabilities	$—	$1,787	$2,095	$3,882

Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. Gains from changes in estimated fair values and are included in “Gains on mortgage loans held for sale” on the Company’s consolidated statements of income and amounted to $22,199 and $5,606, respectively, for the three and nine months ended September 30, 2013. Gains from changes in estimated fair values amounted to $5,353 and $7,363, respectively, for the three and nine months ended September 30, 2012.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value option as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$518,163	$494,220	$218,556	$212,693
90 or more days delinquent	695	905	68	68
Total	$518,858	$495,125	$218,624	$212,761

A reconciliation of the beginning and ending balances of the Company’s assets (MSRs) measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance at beginning of period	$99,209	$42,202
Changes in fair value recognized in earnings[1]	2,099	11,649
Purchases	—	—
Sales	—	—
Issuances	31,599	79,056
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$132,907	$132,907

Changes in fair value recognized in net income during the period related to assets still held	$2,099	$11,649

1 Recognized in the consolidated statements of income within “Changes in mortgage servicing rights valuation”

A reconciliation of the beginning and ending balances of the Company’s liability (contingent earn-out liability) measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$2,160	$—	$2,095	$—
Changes in fair value recognized in earnings[1]	(57)	—	8	—
Purchases[2]	—	2,095	—	2,095
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$2,103	$2,095	$2,103	$2,095

1 Recognized in the consolidated statements of income within “General and administrative expense”

2 Contingent earn-out liability resulted from the Company’s purchase of assets from NattyMac during August 2012. See Note 4 “Business Combinations” for additional information related to business combination and contingent consideration arrangement.

Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the three and nine months ended September 30, 2013 and 2012, there were no transfers between levels.
Fair Value of Other Financial Instruments

As of September 30, 2013 and December 31, 2012, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments.

9. Transfers and Servicing of Financial Assets

Residential mortgage loans are sold to FNMA or FHLMC or transferred into pools of GNMA MBS. The Company has continuing involvement in mortgage loans sold through servicing arrangements and the liability for loan indemnifications and repurchases under the representation and warranties it makes to the investors and insurers of the loans it sells. The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including the MSRs, as the value of the asset fluctuates as changes in interest rates impact borrower prepayment.

All loans are sold on a non-recourse basis; however, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets.

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. All repurchase agreements are accounted for by the Company as secured borrowings.

From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. In the instances where the loan participation has qualified for sale treatment, the Company will act as an agent on behalf of the participating entity when negotiating the terms of the ultimate sale of the underlying mortgage loans to FNMA, FHLMC or into pools of GNMA MBS. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also service the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of September 30, 2013 and 2012 all participation arrangements were accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the nine months ended September 30, 2013 and 2012 relating to loan sales in which the Company has continuing involvement:

	September 30,
	2013	2012
Proceeds from new loan sales	$5,984	$28,392
Proceeds from loan servicing fees	$14,017	$6,229
Proceeds from servicing advances	$704	$591
Repurchases and indemnifications of previously sold loans	$(322)	$—

The following table sets forth information related to outstanding loans sold as of September 30, 2013 and December 31, 2012 for which the Company has continuing involvement:

	September 30, 2013	December 31, 2012
Total unpaid principal balance	$9,682,581	$4,145,340
Loans 30-89 days delinquent	$133,343	$61,076
Loans delinquent 90 or more days or in foreclosure	$26,130	$11,350

    The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
Purchased FNMA [1]	15.4%	31.8%
FNMA	7.8%	12.0%
GNMA I	8.1%	15.0%
GNMA II	7.5%	10.8%
FHLMC	7.8%	N/A
Cost of servicing (per loan)	$74	$73

1 Represents older, higher interest rate loans acquired from the Company's merger with Swain in 2009.

The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs at initial recognition during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Discount rates	9.25% - 11.00%	8.00% - 11.00%	9.25% - 11.00%	8.00% - 11.00%
Annual prepayment speeds (by investor type):
Purchased FNMA[1]	14.7% - 16.6%	27.9% - 29.4%	14.7% - 28.0%	16.8% - 29.4%
FNMA	8.1% - 8.2%	11.5% - 14.3%	8.1% - 10.4%	6.0% - 13.2%
GNMA I	8.0% - 8.1%	11.2% - 13.4%	8.0% - 12.9%	6.7% - 13.4%
GNMA II	7.4% - 7.6%	8.7% - 10.9%	7.4% - 9.3%	6.0% - 11.3%
FHLMC	7.8%	N/A	7.8%	N/A
Cost of servicing (per loan)	$74	$70	$73 - $74	$70 - $90

1 Represents older, higher interest rate loans acquired from the Company's merger with Swain in 2009.

MSRs are generally subject to loss in value when mortgage rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing MSR value. Reductions in the value of MSRs affect income through changes in fair value. These factors have been considered in the estimated prepayment speed assumptions used to determine the fair value of the Company’s MSRs.

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third-party data, where applicable, to assess the reasonableness of its internal assumptions.  In the MSRs valuation as of September 30, 2013, the Company’s assumptions for default rates for FNMA, GNMA and FHLMC mortgage loans were 3.94%, 6.41% and 3.83%, respectively. In the MSRs valuation as of December 31, 2012, the Company's assumptions for default rates for FNMA and GNMA were 2.37%, and 5.41%, respectively (there were no MSRs related to FHLMC mortgage loans as of December 31, 2012). The default rates represent the Company’s estimate of the loans will eventually enter foreclosure proceedings over the entire term of the portfolio’s life.  These assumptions affect the future cost to service loans, future revenue earned from the portfolio, and future assumed foreclosure losses.  Because the Company’s portfolio is generally comprised of recent vintages, actual future defaults may differ from the Company’s assumptions.
The hypothetical effect of an adverse change in these key assumptions would result in a decrease in fair values as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Discount rates:
Impact of discount rate + 1%	$(6,737)	$(2,071)
Impact of discount rate + 2%	$(12,876)	$(3,953)
Impact of discount rate + 3%	$(18,488)	$(5,671)

Prepayment speeds:
Impact of prepayment speed * 105%	$(2,777)	$(1,278)
Impact of prepayment speed * 110%	$(5,465)	$(2,505)
Impact of prepayment speed * 120%	$(10,591)	$(4,819)

Cost of servicing:
Impact of cost of servicing * 105%	$(947)	$(415)
Impact of cost of servicing * 110%	$(1,894)	$(830)
Impact of cost of servicing * 120%	$(3,789)	$(1,659)

As the table demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of

MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

10. Debt

Short-term borrowings outstanding as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings	$272,610	2.65%	$102,675	3.35%
Warehouse lines of credit	194,709	2.33%	100,301	2.59%
Operating lines of credit	4,684	4.04%	5,131	4.17%
Total short-term borrowings	$472,003		$208,107

The Company maintains mortgage participation and warehouse lines of credit arrangements (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans which are subject to participation. As of September 30, 2013 the Company held mortgage funding arrangements with 5 separate financial institutions and a total maximum borrowing capacity of $972,000. Each mortgage funding arrangement is collateralized by the underlying mortgage loans.

The following table summarizes the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of September 30, 2013:

Mortgage Funding Arrangements	Amount Outstanding	Interest Rate	Maturity Date
Merchants Bank of Indiana	$273,807	Same as the underlying mortgage rates, less contractual service fee/prime plus 1.00%	June 2014
Barclays Bank PLC	127,068	LIBOR plus applicable margin	December 2013
Bank of Virginia	—	Same as the underlying mortgage rates	November 2013
Bank of America, N.A.	66,444	LIBOR plus applicable margin	February 2014
Merit Bank	—	Same as the underlying mortgage rates	Not Specified
Total	$467,319

The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

On March 29, 2013, the Company entered into a Secured Term Promissory Note agreement (the "Note") with a stockholder to borrow $10,000. The Note was scheduled to mature on September 30, 2013 and beared interest at 5.00% (compounded monthly), through May 31, 2013, and thereafter at an interest rate of 12.50% (compounded monthly). The Note was repaid in full on May 15, 2013 with $4,345 of cash and 314,147 shares of the Company's common stock, at a per share price of $18.00, totaling $5,655 issued under the Company's private equity offering were sent directly to the stockholder for the remaining balance on the Note.

11. Reserve for Mortgage Repurchases and Indemnifications

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$2,844	$301	$1,917	$—
Provision for mortgage repurchases and indemnifications	414	525	1,379	826
Losses on repurchases and indemnifications	(56)	—	(94)	—
Balance at end of period	$3,202	$826	$3,202	$826

Because of the uncertainty in the various estimates underlying the mortgage repurchase and indemnifications liability, there is a range of losses in excess of the recorded reserve for mortgage repurchase and indemnifications that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss and is based on current available information, significant judgment and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of the Company’s recorded reserve was approximately $2,362 at September 30, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in the Company’s best estimate of probable loss to reflect what it believes to be the high end of reasonably possible adverse assumptions.

12. Related Party Transactions

Through May 15, 2013, the Company had an agreement with a stockholder to pay an annual management fee of $320 for consulting and advisory services and strategic planning. The agreement was terminated on May 15, 2013 in conjunction with the Company’s private offering of common stock (see Note 15 “Capital Stock” for additional information related to the equity restructuring) and the Company agreed to pay the full annual management fee of $320. The Company also agreed to pay the stockholder an additional fee of $500 upon the earlier of the consummation of an initial public offering of its shares of common stock or May 15, 2014. The total management fees amounted to $125 and $508, respectively, for the three and nine months ended September 30, 2013 and $163 and $163, respectively, for the three and nine months ended September 30, 2012.

Through June 30, 2013, the Company had an agreement with a stockholder to manage and grow the Company’s Home Improvement Program division, which primarily focuses on the origination of FHA 203k loans and Fannie Mae Home Style renovation loans. In accordance with the terms of the agreement the stockholder was to receive an annual management fee of $108 payable quarterly through January 15, 2014, 10% of all revenue generated by the division payable quarterly through January 15, 2014, and 33.33% of the annual net income of the division for the calendar year ending December 31, 2013. This agreement was terminated on June 30, 2013 and the Company agreed to pay $159 in fees upon termination. The total related fees amounted to $0 and $159, respectively, for the three and nine months ended September 30, 2013 and $9 and $109, respectively, for the three and nine months ended September 30, 2012.

The Company had $0 and $222 of notes receivable outstanding from stockholders at September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, the Company forgave a note receivable from its Chief Executive Officer ("CEO") in the amount of $214, which was considered taxable income to the CEO and compensation expense to the Company.

13. Income Taxes

During the three months ended September 30, 2013 and 2012, the Company recognized income tax expense of $807 and $5,825, respectively, which represents effective tax rates of 32.4% and 38.1%, respectively. During the nine months ended September 30, 2013 and 2012, the Company recognized income tax expense of $12,487 and $8,210, respectively, which represents effective tax rates of 37.8% and 38.1%, respectively. The decrease in the effective tax rates during 2013 resulted primarily from changes in the Company's state apportionment factors during the three months ended September 30, 2013 due to its geographic expansion and resulting changes in loan origination volume mix in the various states it conducts business.

As of September 30, 2013, the Company had federal and state net operating loss carryforwards of $61,385 and $39,947, respectively. As of December 31, 2012, the Company had federal and state net operating loss carryforwards of $15,230 and $11,444, respectively. The increase in both the federal and state net operating loss carryforwards during the nine months ended September 30, 2013 was due primarily to increases in timing differences related to originated MSRs and derivative assets and liabilities (IRLCs and related forward MBS trades). Because the Company’s primary business activity consists of the origination and sale of mortgage loans with the retention of servicing rights, these sales typically result in the recognition of gains for book purposes. However, because the servicing retained by the Company constitutes normal servicing, as that term is defined in applicable income tax guidance of the Internal Revenue Code, these sales do not result in the recognition of a corresponding amount of taxable gain. Similarly, the Company’s IRLCs and related forward MBS trades are recorded as derivative financial instruments and changes in fair value are recorded for book purposes under GAAP. However, the IRLCs and forward MBS trades with respect to the IRLCs are not subject to mark-to-market adjustments for tax purposes. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2027 through 2033.

The Company analyzed the impact of its private equity offering that occurred on May 15, 2013 (as further described in Note 15 “Capital Stock”) and determined that an ownership change under Section 382 of the Internal Revenue Code (“Section 382 ownership change”) did not occur. The Internal Revenue Service allows for the application of two approaches (the full value method and the hold constant principle) for valuing companies when identifying whether a Section 382 ownership change has occurred and requires that the taxpayers apply a consistent method from year to year. The Company applied the full value method in its valuation and analysis of the Section 382 ownership change and, as a result, determined that a Section 382 ownership change did not occur.

As a result of a significant investment made by holders of Series D convertible preferred stock (as further described in Note 15, “Capital Stock”) on March 9, 2012, the Company experienced a Section 382 ownership change. Management performed an analysis of the resulting annual limitation on the utilization of the Company's net operating loss carryforwards and, based on that analysis, determined that it is more likely than not that these net operating loss carryforwards will be utilized prior to their expiration.  Accordingly, no valuation allowance has been established at September 30, 2013.

14. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2013 and December 31, 2012 approximated $1,348,334 and $1,139,963, respectively.

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of September 30, 2013, there were no material current or pending claims against the Company.

Other Contingencies

During the nine months ended September 30, 2013, the Company became aware that it had purchased certain refinancing loans, with a total principal amount of $5,163, from a correspondent lender where the prior mortgage loan on the property securing the mortgage loan that was purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of the Company’s process in purchasing a mortgage loan from a correspondent, it generally requires that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these purchased loans. As a result, the Company believes the borrower is insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. The Company believes that its procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage loan and that the Company’s practice of obtaining closing protection letters is appropriate to protect it in these situations. The Company has notified the affected borrowers and the relevant insurance carriers, and it expects that the title insurance obtained in connection with the refinancings will result in the loan having a first priority status. However, there can be no assurances that the prior mortgages will be fully satisfied from the title insurance claims. As a result, the Company has included certain specific reserves in its provision for reserve for mortgage repurchases and indemnifications during the nine months ended September 30, 2013 related to these purchased correspondent loans.

15. Capital Stock

Initial Public Offering

On October 16, 2013, the Company completed its initial public offering of 8,165,000 shares of common stock (including 1,065,000 shares exercised pursuant to an overallotment option granted to the underwriters) at a price to the public of $16.00 per share, resulting in net proceeds of approximately $123,928 after deducting underwriting discounts and commissions of approximately $6,712.

Equity Restructuring

On May 14, 2013, all outstanding shares of the Company’s convertible preferred stock (Series B, C and D) were converted into shares of the Company’s common stock on a one-for-one basis. On May 14, 2013, immediately following the conversion of preferred stock to common stock, each share of common stock held was split into 13.861519 shares of common stock.
On May 15, 2013, the Company sold 6,388,889 shares of its common stock at a per share price of $18.00, for total gross proceeds of $115,000, under a private offering under the exemptions of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchaser’s discount and placement fee related to this offering totaled $7,700 and the Company incurred additional equity issuance costs totaling $2,692 related to this offering.
Issuance of Warrants

On March 29, 2013, in conjunction with a $10,000 term loan the Company entered into with a stockholder, the Company issued a warrants to the stockholder for the right to purchase 277,777 shares of its common stock at a price of $18.00 per share. The warrants are exercisable at any time through May 15, 2018. Because the warrants met the criteria of a derivative financial instrument that is indexed to the Company's own stock, the warrants' allocable fair value of $1,522 was recorded as a component of "Additional paid in capital" and resulted in a debt discount in the same amount. The debt discount was fully amortized into interest expense upon the repayment of the term loan in full, resulting in $1,522 of interest expense during the nine months ended September 30, 2013.
Series A Convertible Preferred Stock (“Series A Preferred Shares”)
During the nine months ended September 30, 2012, all 415,845 outstanding Series A Preferred Shares were redeemed and retired, at a per share redemption price of $3.61, for a total cash redemption payment of $1,500. In addition, at the time of the redemption, accrued and unpaid dividends of $43 were paid in cash to the sellers of the Series A Preferred Shares. As a result of this redemption, there were no outstanding Series A Preferred Shares as of September 30, 2012.
Series D Convertible Preferred Stock (“Series D Preferred Shares”)
During the nine months ended September 30, 2012, the Board of Directors issued 6,048,058 Series D Preferred Shares at per share price of $3.97, for total cash proceeds of $24,000. The Company incurred equity issuance costs totaling $1,638 related to the issuance of the Series D Preferred Shares.

Use of Capital and Common Stock Repurchases

Prior to the conversion of the Company’s outstanding convertible preferred stock to common stock in May 2013, the Company paid cash dividends of $0 and $27 to its convertible preferred stockholders during the three and nine months ended September 30, 2013, respectively. The Company paid total cash dividends of $19 and $99 to its convertible preferred stockholders during the three and nine months ended September 30, 2012, respectively. The Company does not expect to pay dividends on its common stock for the foreseeable future. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Company’s Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company repurchased 315,350 shares of its common stock, at a per share price of $2.89, for a total cost of $910 during the nine months ended September 30, 2012, funding the repurchase from cash on hand. The shares were repurchased from a related party, who at the time of the repurchase was a member of the Company’s Board of Directors. Repurchases of common stock are accounted for using the cost method, with common stock in treasury classified in the balance sheet as a reduction of stockholders’ equity. Stock repurchases are discretionary as the Company is under no obligation to repurchases shares. The Company may repurchase shares when it believes it is a prudent use of capital. There were no repurchases of common stock during the nine months ended September 30, 2013.

16. Stock-Based Compensation

Stock Options

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	101,494	$3.97
Granted	1,438,386	$18.00
Exercised	—	N/A
Forfeited or expired	—	N/A
Outstanding at September 30, 2013	1,539,880	$17.08	9.5	$1,424
Exercisable at September 30, 2013	42,289	$3.97	8.5	$593

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Fair value of underlying common stock	$18.00	$3.97
Volatility	40.00%	18.00%
Dividend yield	—%	—%
Risk-free interest rate	1.08%	1.01%
Expected term (years)	6.22	5.75

The weighted average grant-date fair values per share of the stock options granted during the nine months ended September 30, 2013 and 2012 was $7.25 and $0.78, respectively.

During the nine months ended September 30, 2013, as a result of the May 14, 2013 stock-split, the Company modified a stock option award made to one non-employee director. The terms of the award were modified to increase the number of stock options from 7,322 shares to 101,494 shares and to decrease the exercise price of the stock options from $55.00 per share to $3.97 per share. The total incremental compensation costs resulting from this modification was $1,449, of which $128 and $554 were recorded as stock-based compensation expense during the three and nine months ended September 30, 2013, respectively.

17. Segment Information

The Company’s organizational structure is currently comprised of one operating segment: Mortgage Banking. This determination is based on the Company’s current organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business.

The Mortgage Banking segment includes the Mortgage Originations, Mortgage Servicing and Mortgage Financing lines of business. The Mortgage Originations business primarily originates and sells residential mortgage loans, which conform to the underwriting guidelines of the GSEs and government agencies. The Mortgage Servicing business includes loan administration, collection and default activities, including the collection and remittance of loan payments, responding to customer inquiries, collection of principal and interest payments, holding custodial funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures on the Company’s property dispositions. The Mortgage Financing business includes warehouse lending activities to correspondent customers by the Company’s NattyMac subsidiary, which commenced operations in July 2013.

The principal sources of revenue from the Mortgage Banking segment include:

•	Gains on mortgage loans held for sale including changes in the fair value of commitments to purchase or originate mortgage loans held for sale and the related hedging instruments;

•	Fee income from loan servicing; and

•	Fee and net interest income from the Company’s financing facility.

The Company’s chief operating decision maker evaluates the performance of the Mortgage Banking segment based on the measurement basis of income before income taxes. Refer to the Company’s consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 included in this Form 10-Q for details related to operating revenues, income before income taxes and depreciation and amortization for the Mortgage Banking segment. Refer to the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012 included in this Form 10-Q for details of the assets and equity components of the Mortgage Banking segment.

The major components of revenues by product/service for the Mortgage Banking segment for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mortgage originations
Gains on mortgage loans held for sale	$13,216	$24,240	$63,791	$47,709
Loan origination and other loan fees	5,637	2,919	15,635	6,266
Interest income	5,351	1,574	11,098	3,158
Total mortgage originations	24,204	28,733	90,524	57,133

Mortgage servicing
Changes in mortgage servicing rights valuation	2,099	—	11,649	—
Loan servicing fees	5,966	1,504	14,324	3,728
Total mortgage servicing	8,065	1,504	25,973	3,728

Mortgage financing
Financing fees	3	—	3	—
Interest income	8	—	8	—
Total mortgage financing	11	—	11	—

Other	—	1,172	—	1,172

Total revenues	$32,280	$31,409	$116,508	$62,033

18. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash activities for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30
	2013	2012
Cash paid for interest	$9,368	$3,612
Cash paid for taxes	$—	$—
Settlement of employee's incentive compensation with shares of common stock	$438	$—
Non-cash financing activities:
Conversion of preferred stock to common stock	$33,000	$—
Repayment of term loan with shares of common stock	$5,655	$—

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(In Thousands, Except Share and Per Share Data or As Otherwise Stated Herein)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements as of and for the six months ended June 30, 2013 and as of and for the year ended December 31, 2012 and the MD&A included in our final prospectus dated October 9, 2013. This MD&A contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in our final prospectus dated October 9, 2013. Our results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. As used in this discussion and analysis, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” refer to Stonegate Mortgage Corporation.

Overview
We are a specialty financial services firm focused on the U.S. residential mortgage market. We originate, acquire, sell, finance and service residential mortgage loans. We predominantly sell mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), in Government National Mortgage Association (“Ginnie Mae” or “GNMA”) pools of mortgage backed securities (“MBS”) and to the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). Our integrated and scalable residential mortgage banking platform enables us to efficiently and effectively originate, acquire, sell, finance and service residential mortgage loans. Our platform and operating model provides its constituents visibility and access to essential data, documents and analytics related to the loan and originator performance over time. Our principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities. We operate in one segment: Mortgage Banking. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business.
For additional information about our company and business operations, see the “Overview” section of the MD&A included in our final prospectus dated October 9, 2013.

Recent Industry Trends

Since June 2013, the U.S. residential mortgage industry has experienced an increase in interest rates. Industry-wide mortgage loan originations have declined as the recent increase in interest rates has made the refinancing of mortgage loans less attractive for borrowers. Increasing interest rates can have a direct impact on the operating results of companies in the mortgage industry, including on our operating results. An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination and loan lock volumes;

•	a shift from loan refinancing volume to purchase loan volume;

•	short-term contraction of the gain on sale margin of mortgage loans including negative fair market value adjustments on locked loans and loans held for sale;

•	an increase in net interest income from financing (assuming a steeper forward yield curve); and

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations.

Performance Highlights

•	Revenues of $32,280 for the three months ended September 30, 2013, an increase of 3% compared to the three months ended September 30, 2012.

•	Revenues of $116,508 for the nine months ended September 30, 2013, an increase of 88% compared to the nine months ended September 30, 2012

•	Net income of $1,683 for the three months ended September 30, 2013 a decrease of 82% compared to the three months ended September 30, 2012.

•	Net income of $20,533 for the nine months ended September 30, 2013 an increase of 54% compared to the nine months ended September 30, 2012.

•	Diluted earnings per share (“EPS”) of $0.10 for the three months ended September 30, 2013 a decrease of 90% compared to the three months ended September 30, 2012.

•	Diluted EPS of $1.42 for the nine months ended September 30, 2013, a decrease of 27% compared to the nine months ended September 30, 2012.

•	Mortgage loan originations of $2,340,460 for the three months ended September 30, 2013, and increase of 123% compared to the three months ended September 30, 2012.

•	Mortgage loan originations of $6,325,203 for the nine months ended September 30, 2013, and increase of 209% compared to the nine months ended September 30, 2012.

•	Mortgage servicing portfolio of $9,682,581 as of September 30, 2013, an increase of 134% from December 31, 2012.
Non-GAAP Financial Measures
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted revenues, adjusted net income and adjusted diluted EPS as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted revenues exclude non-cash fair valuation adjustments related to our mortgage loans held for sale and related derivative assets and liabilities, as well as the bargain purchase gain from our 2012 acquisition of NattyMac, which we do not consider part of our core revenues. Adjusted net income and adjusted diluted EPS also exclude certain items that we do not consider part of our core operating results including expenses related to the financing of our term loan, certain other non-cash expense items and ramp-up costs associated with the launch of our non-agency jumbo loan origination program. These ramp-up costs include the advance hiring of servicing and originations staff, recruiting expenses, travel, licensing and legal expenses. In addition, adjusted net income excludes certain other non-routine income and expenses, primarily non-deferrable expenses associated with our private equity and initial public offerings and acquisition costs related to NattyMac. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for total revenues, income before income taxes, net income or diluted EPS prepared in accordance with GAAP.
In addition, adjusted net income has limitations as an analytical tool, including but not limited to the following:

•	adjusted net income does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income does not reflect the cash requirements necessary to service principal payments related to the financing of the business;

•	other companies in our industry may calculate adjusted net income differently, thereby limiting its usefulness as a comparative measure.
Because of these and other limitations, adjusted net income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted net income is a performance measure and is presented to provide additional information about our core operations.

The table below reconciles total revenues to adjusted revenues (which is the most directly comparable GAAP measure) for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change
	2013	2012	$	%
Total revenues	$32,280	$31,409	$871	3%
Adjustments:
Changes in mortgage servicing rights valuation	(2,099)	—	(2,099)	N/A
Non-cash fair value adjustment for mortgage loans pipeline[1]	7,577	(5,060)	12,637	(250)%
NattyMac bargain purchase gain	—	(1,172)	1,172	(100)%
Adjusted revenues	$37,758	$25,177	$12,581	50%
1 Mortgage loans pipeline represents our mortgage loans held for sale and related derivative assets and liabilities (interest rate lock commitments ("IRLCs") and related MBS forward trades).
The table below reconciles net income to adjusted net income and diluted EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change
	2013	2012	$	%
Net income	$1,683	$9,466	$(7,783)	(82)%
Adjustments:
Changes in mortgage servicing rights valuation	(2,099)	—	(2,099)	N/A
Impairment of mortgage servicing rights	—	695	(695)	(100)%
Amortization of mortgage servicing rights	—	1,171	(1,171)	(100)%
Non-cash fair value adjustment for mortgage loans pipeline[1]	7,577	(5,060)	12,637	(250)%
Stock-based compensation expense	829	7	822	11,743%
Ramp-up and other non-routine expenses	826	—	826	N/A
NattyMac bargain purchase gain	—	(1,172)	1,172	(100)%
NattyMac acquisition costs	—	406	(406)	(100)%
Tax effect of adjustments	(2,696)	1,506	(4,202)	N/A
Adjusted net income	$6,120	$7,019	$(899)	(13)%

Diluted EPS	$0.10	$1.00	$(0.90)	(90)%
Adjustments:
Changes in mortgage servicing rights valuation	(0.12)	—	(0.12)	N/A
Impairment of mortgage servicing rights	—	0.07	(0.07)	(100)%
Amortization of mortgage servicing rights	—	0.12	(0.12)	(100)%
Non-cash fair value adjustment for mortgage loans pipeline[1]	0.43	(0.53)	0.96	(181)%
Stock-based compensation expense	0.05	—	0.05	N/A
Ramp-up and other non-routine expenses	0.05	—	0.05	N/A
NattyMac bargain purchase gain	—	(0.12)	0.12	(100)%
NattyMac acquisition costs	—	0.04	(0.04)	(100)%
Tax effect of adjustments	(0.16)	0.16	(0.32)	(200)%
Adjusted diluted EPS	$0.35	$0.74	$(0.39)	(53)%
1 Mortgage loans pipeline represents our mortgage loans held for sale and related derivative assets and liabilitie (IRLCs and related MBS forward trades).
Adjusted net income decreased $899, or 13%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily attributable to lower gains on sales of mortgage loans resulting from margin compression due to an increase in loan originations from our correspondent channel, which typically has lower profit margins. In addition, we incurred a higher amount of operating expenses during the three months ended September 30, 2013 as compared to the three months ended 2012, primarily as a result of our rapid growth and expansion which caused increases in compensation, facilities and professional services expenses. Adjusted diluted EPS decreased $0.39, or 53%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due primarily to the decrease in adjusted net income as well as an increase in the weighted average diluted shares outstanding during 2013 as a result of our stock split and private equity offering that occurred during the second quarter of 2013.

The table below reconciles total revenues to adjusted revenues (which is the most directly comparable GAAP measure) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Total revenues	$116,508	$62,033	$54,475	88%
Adjustments:
Changes in mortgage servicing rights valuation	(11,649)	—	(11,649)	N/A
Non-cash fair value adjustment for mortgage loans pipeline[1]	8,548	(10,987)	19,535	(178)%
NattyMac bargain purchase gain	—	(1,172)	1,172	(100)%
Adjusted revenues	$113,407	$49,874	$63,533	127%
1 Mortgage loans pipeline represents our mortgage loans held for sale and related derivative assets and liabilities (IRLCs and related MBS forward trades).
The table below reconciles net income to adjusted net income and diluted EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Net income	$20,533	$13,344	$7,189	54%
Adjustments:
Interest expense associated with term loan	1,587	—	1,587	N/A
Changes in mortgage servicing rights valuation	(11,649)	—	(11,649)	N/A
Impairment of mortgage servicing rights	—	5,522	(5,522)	(100)%
Amortization of mortgage servicing rights	—	2,584	(2,584)	(100)%
Non-cash fair value adjustment for mortgage loans pipeline[1]	8,548	(10,987)	19,535	(178)%
Stock-based compensation expense	1,742	7	1,735	24,786%
Ramp-up and other non-routine expenses	2,139	—	2,139	N/A
NattyMac bargain purchase gain	—	(1,172)	1,172	(100)%
NattyMac acquisition costs	—	406	(406)	(100)%
Tax effect of adjustments	(895)	1,387	(2,282)	(165)%
Adjusted net income	$22,005	$11,091	$10,914	98%

Diluted EPS	$1.42	$1.95	$(0.53)	(27)%
Adjustments:
Interest expense associated with term loan	0.11	—	0.11	N/A
Changes in mortgage servicing rights valuation	(0.81)	—	(0.81)	N/A
Impairment of mortgage servicing rights	—	0.82	(0.82)	(100)%
Amortization of mortgage servicing rights	—	0.38	(0.38)	(100)%
Non-cash fair value adjustment for mortgage loans pipeline[1]	0.59	(1.62)	2.21	(136)%
Stock-based compensation expense	0.12	—	0.12	N/A
Ramp-up and other non-routine expenses	0.15	—	0.15	N/A
NattyMac bargain purchase gain	—	(0.17)	0.17	(100)%
NattyMac acquisition costs	—	0.06	(0.06)	(100)%
Tax effect of adjustments	(0.06)	0.22	(0.28)	(127)%
Adjusted diluted EPS	$1.52	$1.64	(0.12)	(7)%
1 Mortgage loans pipeline represents our mortgage loans held for sale and related derivative assets and liabilities (IRLCs and related MBS forward trades).
Adjusted net income increased $10,914, or 98%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily attributable to significant growth in our mortgage loan origination volumes in 2013, partially offset by margin compression from an increase in originations from the correspondent channel, which typically has lower profit margins, and higher operating expenses as a result of our rapid growth and expansion which caused increases in compensation, facilities and professional services expenses. Adjusted diluted EPS decreased $0.12, or 7%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due primarily to the increase in the weighted average diluted shares outstanding during 2013 as a result of our stock split and private equity offering that occurred during the second quarter of 2013, partially offset by the increase in adjusted net income.

Significant Transactions

Pending Acquisition of Wholesale Channel and Retail Assets from Nationstar Mortgage Holdings, Inc.

On November 7, 2013, the Company announced that it had entered into a binding letter of intent to acquire the wholesale lending channel and certain distributed retail assets of Nationstar Mortgage Holdings Inc. ("Nationstar"). The acquisition of Nationstar's wholesale lending channel and retail assets will compliment the Company's existing wholesale and retail channels and accelerate its geographic expansion. Pursuant to the terms of the letter of intent, the Company agreed to purchase the assets and offer employment to certain employees associated with these businesses. The purchase price will be the net book value of the fixed assets acquired from Nationstar.

Pending Acquisition of Crossline Capital, Inc.

On November 13, 2013 the Company entered into a definitive agreement to acquire Crossline Capital, Inc. ("Crossline"), a California-based mortgage lender that originates, funds, and services residential mortgages. The acquisition of Crossline will allow the Company to increase its origination volume through geographic expansion. Crossline is licensed to originate mortgages in 20 states including Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Maryland, Massachusetts, New Hampshire, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, and is an approved FNMA Seller Servicer. In addition, it operates two national mortgage origination call centers in Lake Forest, CA and Scottsdale, AZ and also operates retail mortgage origination branches in seven other locations in Southern California.

The purchase price will be based on (i) the estimated book value of Crossline at the closing date (subject to contractual purchase price adjustments) and (ii) the estimated fair value of potential contingent consideration under an earn-out arrangement.

Initial Public Offering
On October 16, 2013, we completed our initial public offering of 8,165,000 shares of common stock (including 1,065,000 shares exercised pursuant to an overallotment option granted to the underwriters) at a price to the public of $16.00 per share, resulting in net proceeds of $123,928 after deducting underwriting discounts and commissions of approximately $6,712. We intend to use the net proceeds of this offering to make investments related to our business and for other general corporate purposes. Additionally, we may choose to expand our business through acquisitions of or investments in other businesses using cash or shares of our common stock.

Launch of Non-Agency Jumbo Loans

During the three months ended September 30, 2013, we launched our non-agency jumbo loan program, which includes mortgage loans exceeding the conforming loan limits of GSEs. Under current limits, a jumbo loan represents a mortgage loan of more than $417, or, in certain geographies where homes are considered high cost, a mortgage loan of more than $626. During the three months ended September 30, 2013, our non-agency jumbo loan originations totaled $1,394. We expect our non-agency jumbo loan originations to grow in the future as we expand into new geographies and continue our marketing efforts related to this program. During the three months ended September 30, 2013, we entered into loan sale agreements with two additional financial institutions, expanding our capability to sell non-agency jumbo loans direct to secondary market investors.

Acquisition of Assets from NattyMac, LLC

On August 30, 2012, we acquired all rights, title and interest in the assets of the NattyMac, LLC ("NattyMac") single-family mortgage loan warehousing business for total consideration of $2,607, which included cash consideration of $512 and contingent consideration based on future origination volume estimated to be $2,095 at the acquisition date. Founded in 1994 in St. Petersburg, FL, NattyMac operated as an independent mortgage warehouse lender focused on financing prime mortgage loans that were committed for purchase by GSEs. NattyMac’s strong reputation in the mortgage banking industry, along with its warehouse financing platform and experienced staff, has complement the Company’s existing business and allowed the Company to provide an additional source of funding to its correspondent customers beginning in the third quarter of 2013. For additional information related to this acquisition, refer to Note 4, “Business Combinations,” to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Change in Accounting for Mortgage Servicing Rights
Effective January 1, 2013, the Company irrevocably elected to account for the subsequent measurement of its existing mortgage servicing rights ("MSRs") using the fair value method, whereby the MSRs are initially recorded on our balance sheet at fair value with subsequent changes in fair value recorded in earnings during the period in which the changes in fair value occur. We believe that accounting for the MSRs at fair value best reflects the impact of current market conditions on our MSRs, and our investors and other users of our financial statements will have greater insight into management’s views as to the value of our MSRs at each reporting date. Prior to January 1, 2013, the Company accounted for the subsequent measurement of its MSRs at the lower of amortized cost or estimated fair value (the “amortization method”), whereby the MSRs were initially recorded on our balance sheet at fair value and subsequently amortized in proportion to and over the period of estimated net servicing income. In addition, under the amortization method, the carrying value of the MSRs was periodically assessed for impairment at each balance sheet date. In accordance with the applicable GAAP guidance, this change in accounting principle was accounted for on a prospective basis (financial statement periods prior to 2013 have not been restated). We did not record a cumulative-effect adjustment to retained earnings as of January 1, 2013, as the net amortized carrying value of the existing MSRs as of January 1, 2013 equaled the fair value at such date due to MSR impairment charges recorded during 2012. Beginning with January 1, 2013, the net changes in the fair value in our MSRs are reported in our consolidated statement of operations within “Changes in mortgage servicing rights valuation.”

Other Factors Influencing Our Results
Prepayment Speeds. A significant driver of our business is prepayment speed, which is the measurement of how quickly unpaid principal balance on mortgage loans is reduced by borrower payments. Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of loan, conditions in the housing and financial markets, competition and other factors, none of which can be predicted with any certainty. Prepayment spread impacts future servicing fees, value of MSRs, float income, interest expense on advances and interest expense. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn servicing income but reduce the demand for new mortgage loans. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the value of MSRs and shortening the period over which we earn servicing income but increasing the demand for new mortgage loans.
Changing Interest Rate Environment. Generally, when interest rates rise, the value of mortgage loans and interest rate lock commitments decrease while the value of hedging instruments related to such loans and commitments increases. When interest rates fall, the value of mortgage loans and interest rate lock commitments increases and the value of hedging instruments related to such loans and commitments decrease. Decreasing interest rates also precipitate increased loan refinancing activity by borrowers seeking to benefit from lower mortgage interest rates.
Risk Management Effectiveness—Credit Risk. We are subject to the risk of potential credit losses on all of the residential mortgage loans that we hold for sale or investment as well as for losses incurred by investors in mortgage loans that we sell to them as a result of breaches of representations and warranties we make as part of the loan sales. The representations and warranties require adherence to investor or guarantor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The level of mortgage loan repurchase losses is dependent on economic factors, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans.
Risk Management Effectiveness—Interest Rate Risk. Because changes in interest rates may significantly affect our activities, our operating results will depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks, including risk arising from the change in value of our inventory of mortgage loans held for sale and commitments to fund mortgage loans and related hedging derivative instruments, as well the effects of changes in interest rates on the value of our investment in MSRs. See “Quantitative and Qualitative Disclosures about Market Risk” included in this MD&A for a discussion on the effects of changes in interest rates on the recorded value of our MSRs.
Liquidity. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably sell and service mortgage loans. An important source of capital for the residential mortgage industry is warehouse financing facilities. These facilities provide funding to mortgage loan producers until the loans are sold to investors or securitized in the secondary mortgage loan market. Our ability to hold loans pending sale or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates. During any period in which a borrower is not making payments, if we own the MSR then we may be required to advance our own funds to meet contractual principal and interest remittance requirements for investors and advance costs of protecting the property securing the investors’ loan and the investors’ interest in the property. We finance a portion of these advances under bank lines of credit. The ability to obtain capital to finance our servicing advances at appropriate interest rates influences our ability to profitably service delinquent loans. See “Liquidity and Capital Resources” for additional information.

Servicing Effectiveness. Our servicing fee rates for loans serviced for non-affiliates are generally at specified servicing rates that do not change with a loan’s performance status. As a mortgage loan becomes delinquent and moves through the delinquency process to settlement through acquisition of the property or partial payoff, the loan requires greater effort on our part to service. Increased mortgage delinquencies, defaults and foreclosures will therefore result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers. Therefore, how efficiently we are able to maintain the credit quality of our portfolio of serviced mortgage loans and service the mortgage loans where the borrower has defaulted influences the level of expenses that we incur in the mortgage loan servicing process.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Our consolidated results of operations for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Gains on mortgage loans held for sale	$13,216	$24,240	$(11,024)	(45)%
Changes in mortgage servicing rights valuation	2,099	—	2,099	N/A
Loan origination and other loan fees	5,640	2,919	2,721	93%
Loan servicing fees	5,966	1,504	4,462	297%
Interest income	5,359	1,574	3,785	240%
Other revenue	—	1,172	(1,172)	(100)%
Total revenues	32,280	31,409	871	3%

Salaries, commissions and benefits	16,477	9,160	7,317	80%
General and administrative	6,131	1,913	4,218	220%
Interest expense	3,297	1,798	1,499	83%
Occupancy, equipment and communications	2,980	676	2,304	341%
Impairment of mortgage servicing rights	—	695	(695)	(100)%
Amortization of mortgage servicing rights	—	1,171	(1,171)	(100)%
Provision for mortgage repurchases and indemnifications	414	525	(111)	(21)%
Depreciation and amortization expense	466	180	286	159%
Loss on disposal of property and equipment	25	—	25	N/A
Total expenses	29,790	16,118	13,672	85%

Income before income taxes	2,490	15,291	(12,801)	(84)%
Income tax expense	807	5,825	(5,018)	(86)%
Net income	$1,683	$9,466	$(7,783)	(82)%

Weighted average diluted shares outstanding	17,604	9,454	8,150	86%

Diluted EPS	$0.10	$1.00	$(0.90)	(90)%
Revenues
During the three months ended September 30, 2013, total revenues increased $871, or 3%, as compared to the three months ended September 30, 2012. The increase in revenues resulted from increases in our loan servicing fees, interest income, loan origination and other loan fees and changes in MSRs valuation, partially offset by decreases in our gains on mortgage loans held for sale and other revenues. The increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $8,635,421 during the three months ended September 30, 2013, compared to an average servicing portfolio of $2,525,342 during the three months ended September 30, 2012. The increase in interest income was primarily a result of an increase in mortgage loan originations as well as higher interest rates during the three months ended September 30, 2013 as compared to September 30, 2012. Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 (which increased 123%). The increase in the net change in MSRs valuation resulted from our change in accounting for our MSRs during 2013, as previously described. The decrease in our gains on mortgage loans held for sale during the three months ended September 30, 2013 was due primarily to negative fair value adjustments on derivative assets and liabilities (IRLCs and related MBS forward trades) due to rising interest rates as well as margin compression resulting from an increase in loan originations from our correspondent channel, which typically has lower profit margins. The decrease in other revenue was due to the bargain purchase gain related to the acquisition of NattyMac assets during the three months ended September 30, 2012, for which there was no comparable gain during the three months ended September 30, 2013.
Originations
The following table illustrates mortgage loan originations by type for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	$	% Total	$	% Total
FNMA	$1,395,643	60%	$735,846	70%
GNMA	943,423	40%	314,496	30%
Non-agency jumbo	1,394	—%	—	—%
Total mortgage loan originations	$2,340,460	100%	$1,050,342	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	947	$152,550	7%	860	$145,843	14%
Wholesale	2,113	421,582	18%	1,290	257,629	25%
Correspondent	9,203	1,766,328	75%	3,324	646,870	61%
Total mortgage loan originations	12,263	$2,340,460	100%	5,474	$1,050,342	100%
The increased volume in the correspondent channel is consistent with our strategic direction of building a diversified and scalable origination business and retaining MSRs on residential mortgage loans. We intend on building our retail operations through acquisitions of small retail mortgage operators during the remainder of 2013 and into 2014 and by increasing our retail operations as a percentage of our overall business.
We seek to manage asset quality and control credit risk by diversifying our loan portfolio and by applying policies designed to promote sound underwriting and loan monitoring practices. We perform various levels of analysis in order to monitor the overall risk profile of our mortgage originations and servicing portfolio. This analysis includes review of the LTV, FICO scores, delinquencies, defaults and historical loan losses. Monthly risk meetings are conducted where portfolio risk analysis, such as FICO and LTV combination migration, is studied to ensure that the population distributions are in accordance with risk parameters. In addition, default activity is evaluated in the context of credit spectrum to identify any emerging credit quality trends.
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$282	$539	$2,133	$—	$2,954	—%
620-680	24,164	61,057	56,542	361,474	6,685	509,922	22%
681-719	30,801	96,068	69,549	288,001	7,889	492,308	21%
>719	183,381	436,027	185,904	515,214	14,750	1,335,276	57%
Total mortgage loan originations	$238,346	$593,434	$312,534	$1,166,822	$29,324	$2,340,460	100%
% Total	10%	26%	13%	50%	1%	100%

	Three Months Ended September 30, 2012
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$120	$—	$161	$841	$—	$1,122	—%
620-680	7,023	15,181	19,326	123,574	3,001	168,105	16%
681-719	16,583	37,732	26,659	81,284	6,889	169,147	16%
>719	133,376	265,769	87,383	195,881	29,559	711,968	68%
Total mortgage loan originations	$157,102	$318,682	$133,529	$401,580	$39,449	$1,050,342	100%
% Total	15%	30%	13%	38%	4%	100%
Our mortgage loan originations during the three months ended September 30, 2013 have shifted toward lower FICO scores and higher LTV percentages primarily as a result of the increase toward GNMA mortgage originations, which increased from 30% of total mortgage loan originations during the three months ended September 30, 2012 to 40% of total mortgage loan originations during the three months ended September 30, 2013. GNMA mortgage loans generally allow for lower minimum FICO scores and higher maximum LTV percentages.

Servicing
The following is a summary of loan servicing fee income by component for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Contractual servicing fees	$5,813	$1,448
Late fees	153	56
Loan servicing fees	$5,966	$1,504
Our loan servicing fees increased to $5,966 during the three months ended September 30, 2013 from $1,504 during the three months ended September 30, 2012. The 297% increase in loan servicing fees was primarily the result of an 242% increase in the average UPB of mortgage loans serviced during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
The following table illustrates our mortgage servicing portfolio by type as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	$ UPB	% Total	$ UPB	% Total
FNMA	$6,025,898	62%	$2,781,389	67%
GNMA	3,654,993	38%	1,363,951	33%
FHLMC	1,690	—%	—	—%
Total servicing portfolio	$9,682,581	100%	$4,145,340	100%

The following is a summary of mortgage loan servicing portfolio characteristics by loan type as of September 30, 2013 and 2012:

	September 30, 2013
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount
FNMA	3.74%	9.2	$194,836
GNMA	3.68%	9.0	$157,394
FHLMC	4.42%	—	$338,019
Total	3.71%	9.1	$178,794

	September 30, 2012
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount
FNMA	3.79%	1.9	$192,952
GNMA	4.08%	3.9	$130,946
FHLMC	N/A	N/A	N/A
Total	3.85%	2.3	$177,000
Our servicing portfolio characteristics reflect the influence of overall lower interest rates in 2013 loan production. The weighted average coupon of the portfolio dropped during 2013, while the average balance and average age increased. Lower rates tend to prepay more slowly and newer loans generally have longer remaining lives. The increased average loan amounts represent expansion into certain higher-priced residential geographic areas as we continue to expand our footprint, as well as the launch of our non-agency jumbo loan program during the three months ended September 30, 2013.
Expenses
Salaries, commissions and benefits expense increased $7,317, or 80%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of the increase in our headcount from 351 employees at September 30, 2012 to 742 employees at September 30, 2013. We have increased our sales force and support staff to facilitate the growth in our loan originations, mortgage servicing and mortgage financing operations. Since origination volumes have increased, the variable commissions paid to employees were also higher during the three months ended September 30, 2013. The Company also increased its contribution to and the quality of the employee benefit packages, including health and welfare plans, incentive compensation and stock-based compensation, to continue to attract and retain talent in the markets we serve, which contributed to the increase in 2013.
General and administrative expenses increased $4,218, or 220%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of the increase in loan origination (including costs associated with the launch of our non-agency jumbo loan program) and loan servicing activities, our company-wide rebranding campaign, as well as certain non-deferrable legal and accounting expenses incurred related to the preparation for our initial public offering. We also saw an increase in travel and administrative expenses as we expanded our operations into additional states.
Interest expense increased $1,499, or 83%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of the increase in the volume of mortgage loans originated and funded in the current period.
Occupancy, equipment and communication expenses increased $2,304, or 341%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily as a result of increased facility, system and computer equipment requirements to accommodate increased staffing levels, new operation centers and new retail branches.
Impairment of MSRs and amortization of MSRs decreased $695 and $1,171, respectively, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of the previously discussed change in our accounting treatment of MSRs.
The provision for mortgage repurchases and indemnifications decreased $111, or 21%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of a change in our process for reserving for mortgage repurchases and indemnifications in light of improvements in the availability of loan quality data used to determine the reserve.
Depreciation and amortization expense increased $286, or 159%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to increased property and equipment balances resulting from our overall growth and expansion, as well as increased amortization expense related to the NattyMac intangible assets acquired on August 30, 2012.
Income tax expenses were $807 and $5,825 for the three months ended September 30, 2013 and 2012, respectively, which represented a decrease of 86% during the three months ended September 30, 2013. The decrease was primarily due to the 84% decrease in income before income tax expense during the three months ended September 30, 2013 and, to a lesser extent, a decrease in the effective tax rate during the three months ended September 30, 2013 as a result of changes in the Company's state apportionment factors due to its geographic expansion and resulting changes in loan origination volume mix in the various states it conducts business.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Our consolidated results of operations for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Gains on mortgage loans held for sale	$63,791	$47,709	$16,082	34%
Changes in mortgage servicing rights valuation	11,649	—	11,649	N/A
Loan origination and other loan fees	15,638	6,266	9,372	150%
Loan servicing fees	14,324	3,728	10,596	284%
Interest income	11,106	3,158	7,948	252%
Other revenue	—	1,172	(1,172)	(100)%
Total revenues	116,508	62,033	54,475	88%

Salaries, commissions and benefits	48,604	21,202	27,402	129%
General and administrative	15,026	4,429	10,597	239%
Interest expense	10,972	3,734	7,238	194%
Occupancy, equipment and communications	6,103	1,726	4,377	254%
Impairment of mortgage servicing rights	—	5,522	(5,522)	(100)%
Amortization of mortgage servicing rights	—	2,584	(2,584)	(100)%
Provision for mortgage repurchases and indemnifications	1,379	826	553	67%
Depreciation and amortization expense	1,379	456	923	202%
Loss on disposal of property and equipment	25	—	25	N/A
Total expenses	83,488	40,479	43,009	106%

Income before income taxes	33,020	21,554	11,466	53%
Income tax expense	12,487	8,210	4,277	52%
Net income	$20,533	$13,344	$7,189	54%

Weighted average diluted shares outstanding	14,466	6,776	7,690	113%

Diluted EPS	$1.42	$1.95	$(0.53)	(27)%
Revenues
During the nine months ended September 30, 2013, total revenues increased $54,475, or 88%, as compared to the nine months ended September 30, 2012. The increase in revenues resulted from increases in our gain on loans held for sale, net change in MSRs valuation, loan servicing fees, loan origination and other loan fees and interest income, partially offset by a decrease in other revenues. The increase in our gains on mortgage loans held for sale was primarily a result of the increase in the amount of loans originated during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 (which increased 209%), which was partially offset by unfavorable fair market value adjustments related to our derivative assets and liabilities (IRLCs and related MBS forward trades) during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 resulting from increasing interest rates, as well as margin compression from an increase in originations from the correspondent channel which typically has lower profit margins. The increase in the net change in MSRs valuation resulted from our change in accounting for our MSRs during 2013, as previously described. The increase in loan servicing fees was primarily the result of our higher average servicing portfolio balance of $6,797,836 during the nine months ended September 30, 2013, compared to an average servicing portfolio of $1,996,297 during the nine months ended September 30, 2012. Loan origination and other loan fees increased primarily as a result of the increase in loan originations during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in interest income was primarily a result of the increase in mortgage loan originations as well as higher interest rates during the nine months ended September 30, 2013 as compared to September 30, 2012. The decrease in other revenue was due to the bargain purchase gain related to the acquisition of NattyMac assets during the nine months ended September 30, 2012, for which there was no comparable gain during the nine months ended September 30, 2013.

Originations
The following table illustrates mortgage loan originations by type for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
	$	% Total	$	% Total
FNMA	$3,803,440	60%	$1,411,195	69%
GNMA	2,520,369	40%	639,112	31%
Non-agency jumbo	1,394	—%	—	—%
Total mortgage loan originations	$6,325,203	100%	$2,050,307	100%
The following is a summary of mortgage loan origination volume by channel for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013			2012
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,012	$497,066	8%	2,100	$345,310	17%
Wholesale	6,193	1,219,944	19%	2,797	536,600	26%
Correspondent	24,317	4,608,193	73%	6,031	1,168,397	57%
Total mortgage loan originations	33,522	$6,325,203	100%	10,928	$2,050,307	100%
The increased volume in the correspondent channel is consistent with our strategic direction of building a diversified and scalable origination business and retaining MSRs on residential mortgage loans. We intend on building our retail operations through acquisitions of small retail mortgage operators during the remainder of 2013 and into 2014 and by increasing our retail operations as a percentage of our overall business.
While our total mortgage loan origination volume (in dollars) increased 209% between periods, mortgage loan originations by the FICO score and LTV categories remained relatively consistent as a percentage of total loans originated, considering the impact of increased government insured mortgage originations during the current period.
We seek to manage asset quality and control credit risk by diversifying our loan portfolio and by applying policies designed to promote sound underwriting and loan monitoring practices. We perform various levels of analysis in order to monitor the overall risk profile of our mortgage originations and servicing portfolio. This analysis includes review of the LTV, FICO scores, delinquencies, defaults and historical loan losses. Monthly risk meetings are conducted where portfolio risk analysis, such as FICO and LTV combination migration, is studied to ensure that the population distributions are in accordance with risk parameters. In addition, default activity is evaluated in the context of credit spectrum to identify any emerging credit quality trends.
A summary of the mortgage loan origination volume by FICO score and LTV for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$282	$750	$4,783	$236	$6,051	—%
620-680	65,449	153,233	192,248	980,233	25,959	1,417,122	22%
681-719	107,086	247,108	197,800	668,997	32,880	1,253,871	20%
>719	689,118	1,200,079	509,144	1,176,195	73,623	3,648,159	58%
Total mortgage loan originations	$861,653	$1,600,702	$899,942	$2,830,208	$132,698	$6,325,203	100%
% Total	14%	25%	14%	45%	2%	100%

	Nine Months Ended September 30, 2012
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$120	$156	$765	$1,654	$—	$2,695	—%
620-680	15,215	35,121	42,444	247,439	6,621	346,840	17%
681-719	31,736	72,340	54,219	162,520	13,611	334,426	16%
>719	252,946	527,582	164,045	369,486	52,287	1,366,346	67%
Total mortgage loan originations	$300,017	$635,199	$261,473	$781,099	$72,519	$2,050,307	100%
% Total	15%	31%	13%	38%	3%	100%
Our mortgage loan originations during the nine months ended September 30, 2013 have shifted toward lower FICO scores and higher LTV percentages primarily as a result of the increase toward GNMA mortgage originations, which increased from 31% of total mortgage loan originations during the nine months ended September 30, 2012 to 40% of total mortgage loan originations during the nine months ended September 30, 2013. GNMA mortgage loans generally allow for lower minimum FICO scores and higher maximum LTV percentages.

Servicing Fees
The following is a summary of loan servicing fee income by component for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Contractual servicing fees	$13,982	$3,580
Late fees	342	148
Loan servicing fees	$14,324	$3,728
Our loan servicing fees increased to $14,324 during the nine months ended September 30, 2013 from $3,728 during the nine months ended September 30, 2012. The 284% increase in loan servicing fees was primarily the result of a 241% increase in the average UPB of mortgage loans serviced during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Expenses
Salaries, commissions and benefits expense increased $27,402, or 129%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of the increase in our headcount from 351 employees at September 30, 2012 to 742 employees at September 30, 2013. We increased our sales force and support staff to facilitate the growth in our loan originations, mortgage servicing and mortgage financing operations. Since origination volumes have increased significantly, the variable commissions paid to employees were also much higher in 2013. The Company also increased its contribution to and the quality of the employee benefit packages, including health and welfare plans, incentive compensation and stock-based compensation, to continue to attract and retain talent in the markets we serve, which contributed to the increase in 2013.
General and administrative expenses increased $10,597, or 239%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the increase in loan origination (including costs associated with the launch of our non-agency jumbo loan program) and loan servicing activities as well as certain non-deferrable legal and accounting expenses incurred related to our private equity offering and the preparation of our initial public offering. We also saw an increase in travel and administrative expenses as we expanded our operations into additional states.
Interest expense increased $7,238, or 194%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the increase in the volume of mortgage loans originated and funded in the current period. In addition, we experienced an increase in interest expense due to the warrants issued to a stockholder in March 2013 (for additional information related to the warrants, refer to Note 15, "Capital Stock" to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Occupancy, equipment and communication expenses increased $4,377, or 254%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily as a result of increased facility, system and computer equipment requirements to accommodate increased staffing levels, new operation centers and new retail branches.

Impairment of MSRs and amortization of MSRs decreased $5,522 and $2,584, respectively, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as a result of the previously discussed change in our accounting treatment of MSRs.
The provision for mortgage repurchases and indemnifications increased $553, or 67%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the increase in the volume of mortgage loans originated during the current period. This increase was partially offset by a change in our process for reserving for mortgage repurchases and indemnifications during the second quarter of 2013 in light of improvements in the availability of loan quality data used to determine the reserve.
Depreciation and amortization expense increased $923, or 202%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to increased property and equipment balances resulting from our overall growth and expansion, as well as increased amortization expense related to the NattyMac intangible assets acquired on August 30, 2012.
Income tax expenses were $12,487 and $8,210 for the nine months ended September 30, 2013 and 2012, respectively, which represented an increase of 52% during the nine months ended September 30, 2013. The increase was primarily due to the 53% increase income before income tax expense during the nine months ended September 30, 2013, partially offset by a decrease in the effective tax rate during the three months ended September 30, 2013 as a result of changes in the Company's state apportionment factors due to its geographic expansion and resulting changes in loan origination volume mix in the various states it conducts business.
We anticipate our aggregate servicing operating costs will increase as our portfolio increases in size. Our servicing portfolio is generally of recent vintages and consists of agency loans which tend to be of higher quality. These characteristics tend to allow our servicing platform to direct most of its efforts on creating processing efficiencies and a solid customer experience rather than addressing legacy delinquencies and resultant high servicing costs. We expect the average cost to service a loan to decrease due to economies of scale, future technology improvements and outsourcing opportunities where deemed appropriate. On a per-loan basis, we also expect that our servicing costs will improve as we spread our fixed capital investments over a larger loan servicing portfolio.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the six months ended June 30, 2013 included in our final prospectus dated October 9, 2013.
Recent Accounting Developments
ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” was issued in January 2013. This update clarifies the scope of transactions that are subject to the disclosures about offsetting, specifically that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2013-01 did not materially impact the Company’s consolidated financial statements.
ASU No. 2012-02 “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” was issued in July 2012. This update simplifies the guidance for testing the decline in realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not materially impact the Company’s consolidated financial statements.
Liquidity and Capital Resources
Overview
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our unrestricted cash balance increased from $15,056 as of December 31, 2012 to $24,564 as of September 30, 2013, primarily due to cash inflows in our financing activities including net proceeds from borrowings under our mortgage participations, warehouse and operating lines of credit and net proceeds of $104,608 from our May 2013 private offering, partially offset by cash outflows from operating and investing activities. We have experienced negative operating cash flows in 2013 due to the cash investment in the creation of the MSR asset, the timing of originations versus loan sales, the related increase in inventory and the increase in derivative assets related to the locked loan pipeline. The negative operating cash flows will continue in the future as we grow originations to increase the loan servicing portfolio. As the servicing fees collected from borrowers increases as the portfolio size increases, the operating cash flows are expected to increase.
Our primary sources of funds for liquidity include: (i) secured borrowings in the form of repurchase facilities and participation agreements with major financial institutions, as well as our warehouse lines of credit and operating lines of credit, (ii) equity offerings, (iii) servicing fees and ancillary fees, (iv) payments received from sales or securitizations of loans, and (v) payments received from mortgage loans held for sale. Our primary uses of funds for liquidity include: (i) originations of loans, (ii) funding of servicing advances, (iii) payment of interest expenses, (iv) payment of operating expenses, (v) repayment of borrowings, and (vi) payments for acquisitions of MSRs.
Our financing strategy primarily consists of using repurchase facilities and participation agreements with major financial institutions, as well as regional and community banks. We believe this provides us with a stable, low cost, diversified source of funds to finance our business. During the remainder of 2013, we intend to expand our network of regional banks and add a collateralized commercial paper facility giving us even more diversification and lower cost of funds.
We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse financing operations during July 2013. The financing platform features a centralized custodian and disbursement agent located in our St. Petersburg, Florida facilities.
During July 2013 we introduced our warehouse lending products to our correspondent customers, and have yet to accumulate a significant level of warehouse lending assets. We are financing the introductory stages of building our warehousing assets through the use of cash on hand, and we are discussing the expansion of the financing facilities with our financial institution partners to encompass the financing of warehouse lines of credit. We believe that we will reach agreement with one or more financial partners to finance the warehouse lending assets created at NattyMac under terms that allow for the continued expansion of the NattyMac program.
At this time, we see no material negative trends that we believe would affect our access to long-term or short-term borrowings to maintain our current operations, or would likely cause us to cease to be in compliance with any applicable covenants in our indebtedness or that would inhibit our ability to fund operations and capital commitments for the next 12 months.
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. These advances are typically recovered upon weekly or monthly reimbursements or from sale in the market.
Because our servicing portfolio is generally of recent vintages and also because the servicing portfolio is primarily comprised of FNMA and GNMA servicing (which are generally of higher quality), the amount of delinquency and therefore advances for our current portfolio, are expected to be low. As of September 30, 2013, our servicing advances were $1,952, or less than 0.1%, of the unpaid principal balance of the servicing portfolio. We finance these advances using cash on hand. We are not currently anticipating that the servicing advance asset will grow in the near future beyond our capacity of financing the asset using available cash. If the servicing advances become a sizable asset on our balance sheet, we will negotiate a servicing advance facility with one or more of our financial partners, which we believe to be readily available in the market.
We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.
In May 2013, we completed our private offering of 6,388,889 shares of common stock (including 833,333 shares exercised pursuant to an overallotment option granted to the initial purchaser) at a price per share of $18.00, resulting in net proceeds of $107,300, after deducting the initial purchaser's discount and placement fee of $7,700 . We used $10,000 of the gross proceeds to repay subordinated debt to a stockholder, while the remaining funds will be used to make investments relating to our business and for general corporate purposes.
In October 2013, we completed our initial public offering of 8,165,000 shares of common stock (including 1,065,000 shares exercised pursuant to an overallotment option granted to the underwriters) at a price to the public of $16.00 per share, resulting in net proceeds of $123,928 after deducting underwriting discounts and commissions of approximately $6,712. We intend to use the net proceeds of this offering to make investments related to our business and for other general corporate purposes. Additionally, we may choose to expand our business through acquisitions of or investments in other businesses using cash or shares of our common stock.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk
Market risk is defined as the sensitivity of income, fair value measurements and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risks that we are exposed to are interest rate risks and the price risk associated with changes in interest rates. Interest rate risk is defined as risk to current or anticipated earnings or capital arising from movements in interest rates. Price risk is defined as the risk to current or anticipated earnings or capital arising from changes in the value of either assets or liabilities that are entered into as part of distributing or managing risk.
For the Company, interest rate risk and price risk arise from the financial instruments and positions we hold. This includes mortgage loans held for sale, mortgage servicing rights, and derivative financial instruments. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk.
Our interest rate risk and the price risk associated with changes in interest rates are managed by a group of executive managers which identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. The members of this group include the Chief Financial Officer, acting as the chair, the Chief Executive Officer and other members of management. The committee meets monthly and is responsible for:

•	understanding the nature and level of the Company’s interest rate risk and interest rate sensitivity;

•	assessing how that risk fits within our overall business strategies; and

•	ensuring an appropriate level of rigor and sophistication in the risk management process for the overall level of risk.
Credit Risk
We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate. For additional information, refer to Note 5 “Derivative Financial Instruments” to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Interest Rate Risk
Our principal market exposure is to interest rate risk, specifically long-term Treasury, LIBOR, and mortgage interest rates due to their impact on mortgage-related assets and commitments. Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings, primarily our mortgage warehouse lines of credit. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

Our business is subject to variability in results of operations in both the mortgage origination and mortgage servicing activities due to fluctuations in interest rates. In a declining interest rate environment, we would expect our mortgage production activities’ results of operations to be positively impacted by higher loan origination volumes and loan margins. In contrast, we would expect the results of operations of our mortgage servicing activities to decline due to higher actual and projected loan prepayments related to our loan servicing portfolio. In a rising interest rate environment, we would expect a negative impact on the results of operations of our mortgage production activities and our mortgage servicing activities’ results of operations to be positively impacted. The interaction between the results of operations of our mortgage activities is a core component of our overall interest rate risk strategy.
Although our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates, the majority of those funding arrangements carry interest rates that are equal to the interest rates on the underlying mortgage loans. As of September 30, 2013, approximately $273,807, or 59%, of our total $467,319 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 41% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.33%, which was well below the weighted average interest rate on the related mortgage loans held for sale of 4.41% as of September 30, 2013. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 15 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three and nine months ended September 30, 2013.
Mortgage Loans Held for Sale and Interest Rate Lock Commitments
Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. Our mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As such, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 30 and 90 days; and our holding period of the mortgage loan from funding to sale is typically within 30 days.
The Company manages the interest rate risk associated with its outstanding interest rate lock commitments and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments and mandatory delivery commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments and loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held for sale it wants to economically hedge. Our expectation of how many of our interest rate lock commitments will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.
Sensitivity Analysis
We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of market interest rates. We assess this risk based on changes in interest rates using a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes in interest rates.
We use financial models in determining the impact of interest rate shifts on our mortgage loan portfolio, MSR portfolio and pipeline derivatives (IRLC and forward MBS trades). A primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, discount rates, costs of servicing and default rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans held for sale, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrowers’ likelihood to close their mortgage loans under the commitment is used as a primary assumption.
Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used September 30, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the unfavorable estimated change in our mortgage loans pipeline as of September 30, 2013, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 25 bps	Up 25 bps
Mortgage loans pipeline[1]	$(2,813)	$858
1 Represents unallocated mortgage loans held for sale, IRLCs and forward MBS trades that are considered “at risk” for purposes of illustrating interest rate sensitivity. Mortgage loans held for sale, IRLCs and forward MBS trades are considered to be unallocated when we have not committed the underlying mortgage loans for sale to the applicable GSEs.
The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of September 30, 2013, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSRs	$(28,256)	$(12,151)	$(5,558)	$4,913	$9,322	$17,117
Prepayment Risk
To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized the MSRs and when we measured fair value as of the end of each reporting period, the carrying value of our investment in MSRs will be affected. In general, an increase in prepayment expectations will accelerate the amortization of our MSRs accounted for using the amortization method and decrease our estimates of the fair value of both the MSRs accounted for using the amortization method and those accounted for using the fair value method, thereby reducing net servicing income.
Inflation Risk
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our consolidated financial statements are prepared in accordance with GAAP and our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.
Market Value Risk
Our mortgage loans held for sale and MSRs (beginning January 1, 2013) are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates.
Mortgage Servicing Rights
We use a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in the determination of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of September 30, 2013, refer to Note 9, "Transfers and Servicing of Financial Assets," to our unaudited consolidated financial statements included in Part I, Item I of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, see the “Quantitative and Qualitative Disclosures about Market Risk” section of of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Form 10-Q.
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2013, see the “Litigation” section of Note 14, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors included in our final prospectus dated October 9, 2013.
 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 9, 2013, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, as amended (File No. 333-191047), relating to our underwritten initial public offering of up to 8,165,000 shares of common stock, par value $0.01 per share, including up to 1,065,000 shares issuable pursuant to an overallotment option granted to the underwriters. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc. and FBR Capital Markets & Co. acted as representatives of the underwriters.
On October 16, 2013, we completed our initial public offering of all such shares at a price to the public of $16.00 per share, resulting in net proceeds to us of approximately $123.9 million after deducting underwriting discounts and commissions of approximately $6.7 million. There has been no change in the planned use by us of these proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM  4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5. OTHER INFORMATION
    None.
ITEM  6. EXHIBITS
Exhibits: A list of exhibits required to be filed as part of this Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stonegate Mortgage Corporation Registrant

Date: November 14, 2013	By:	/S/ John F. Macke
John F. Macke
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

3.2
Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

10.1
Amended and Restated Master Participation Agreement, dated as of July 1, 2012, between Stonegate Mortgage Corporation and Merchants Bank of Indiana (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

10.2
Amendment No. 2 to Investor Rights Agreement, dated as of September 29, 2013, between Stonegate Mortgage Corporation and Stonegate Investors Holdings LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

10.3
Amendment No. 2 to Amended and Restated Shareholders’ Agreement, dated as of September 29, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and certain Other Stockholders (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

10.4†
Stonegate Mortgage Corporation 2013 Non-Employee Director Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

10.5†
Stonegate Mortgage Corporation 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Stonegate Mortgage Corporation on September 30, 2013 (File No. 333-191047))

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Indicates management contract or compensation plan