Form 10-K
period 2013-12-31
STONEGATE MORTGAGE CORP
filed 2014-03-14
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36116
____________________
Stonegate Mortgage Corporation
(Exact name of registrant as specified in its charter)
____________________

Ohio	34-1194858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9190 Priority Way West Drive, Suite 300 Indianapolis, Indiana	46240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (317) 663-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange on October 10, 2013.
As of March 7, 2014, 25,769,236 shares of the registrant's common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Stonegate Mortgage Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2013

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward- looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our ability to compete successfully in the highly competitive mortgage loan servicing and mortgage loan origination industries;

•	experiencing financial difficulties like some originators and mortgage servicers have experienced;

•	adverse changes in the residential mortgage market;

•	our ability to obtain sufficient capital to meet our operating requirements;

•	our ability to grow our loan origination volume;

•	the geographic concentration of our servicing portfolio may result in a higher rate of delinquencies and/or defaults;

•	our mortgage financing business is subject to risks, including the risk of default and competitive risks;

•	our estimates may prove to be imprecise and result in significant changes in financial performance, including valuation;

•
the impact on our business of federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of individuals and entities that engage in these activities;

•	changes in existing U.S. government-sponsored mortgage programs;

•
changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, along with the conservatorship of Fannie Mae and Freddie Mac and related efforts;

•	substantial compliance costs arising from state licensing and operational requirements;

•	loss of our licenses or failure to obtain licenses in new markets;

•	our ability to originate and/or acquire mortgage servicing rights;

•	our ability to recover our significant investments in personnel and our technology platform;

•	the implementation of our proprietary loan due diligence, scoring and decision platform on schedule, which is still in the process of being refined and implemented;

•	the accuracy and completeness of information we receive about borrowers and counterparties;

•	increases in delinquencies and defaults may adversely affect our business, financial condition and results of operations;

•	our ability to recapture mortgage loans from borrowers who refinance;

•	changes in prevailing interest rates and any corresponding effects on origination volumes or the value of our assets;

•	our rapid growth may be difficult to sustain and manage and may place significant demands on our administrative, operational and financial resources;

•	our ability to identify and complete acquisitions of retail mortgage originators and other businesses;

•	our ability to realize all of the anticipated benefits of our acquisitions;

•	the change of control rules under Section 382 of the Code may limit our ability to use net operating loss carryforwards to reduce future taxable income;

•	failure to establish and maintain an effective system of internal controls;

•	errors in our financial models or changes in assumptions;

•	our ability to adapt to and implement technological changes;

•	the impact of the ongoing implementation of the Dodd-Frank Act on our business activities and practices, costs of operations and overall results of operations;

•	state or federal governmental examinations, legal proceedings or enforcement actions and related costs;

•	increased costs and related losses if a borrower challenges the validity of a foreclosure action, if a court overturns a foreclosure or if a foreclosure subjects us to environmental liabilities;

•	the impact of the termination of our servicing rights by counterparties;

•	federal and state legislative and Agency initiatives in mortgage-backed securities and securitization;

•
we may be required to indemnify purchasers of the loans we originate or of the MBS backed by such loans or repurchase the related loans, if the loans fail to meet certain criteria or characteristics or under other circumstances;

•	our inability to negotiate our fees with Fannie Mae, Freddie Mac, Ginnie Mae or other investors for the purchase of our loans;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to successfully mitigate our risks through hedging strategies;

•	our ability to obtain servicer ratings in a timely manner, or at all;

•	failure of our internal security measures or breach of our privacy protections;

•	losses due to fraudulent and negligent acts on the part of loan applicants, brokers, other vendors, existing customers, our employees and other third parties;

•	failure of our vendors to comply with servicing criteria;

•	the loss of the services of one or more of the members of our executive management team;

•	failure to attract and retain a highly skilled work force;

•	an active trading market for our stock may never develop or be sustained;

•	future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution; and

•
future offerings of debt securities or preferred stock and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

References in this Annual Report on Form 10-K to the terms "we," "our," "us," "Stonegate" or the "Company" refer to Stonegate Mortgage Corporation, an Ohio corporation, and its subsidiaries, as the context requires.

 PART I

ITEM 1. BUSINESS

General
We are a non-bank integrated mortgage company focused on the U.S. residential mortgage market. We were initially incorporated in the State of Indiana in January 2005. As a result of an acquisition and subsequent merger with Swain Mortgage Company in 2009, we are now an Ohio corporation. We originate, acquire, sell, finance and service residential mortgage loans. We predominantly sell mortgage loans to the Federal National Mortgage Association ("Fannie Mae" or "FNMA"), to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and in Government National Mortgage Association ("Ginnie Mae" or "GNMA") pools of mortgage backed securities ("MBS"). We also sell mortgage loans to other third-party investors in the secondary market and provide short-term warehouse financing to other residential mortgage loan originators. As of December 31, 2013, we were licensed to originate and service residential mortgage loans in 45 states and Washington, D.C., and we are an approved Seller Servicer of FNMA, FHLMC and GNMA. We intend to become licensed in the final three of the contiguous United States, New York, Vermont and Nevada, in 2014.

Significant Transactions
Acquisition of Crossline Capital, Inc.

On December 19, 2013, we acquired Crossline Capital, Inc. ("Crossline"), a California-based mortgage lender that originates and services residential mortgages. The acquisition of Crossline will allow the Company to increase its origination volume through geographic expansion. Crossline is licensed to originate mortgages in 20 states including Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Maryland, Massachusetts, New Hampshire, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, and is an approved FNMA Seller Servicer. In addition, Crossline operates two national mortgage origination call centers in Lake Forest, California and Scottsdale, Arizona and also operates retail mortgage origination branches in seven other locations in Southern California. Total consideration for Crossline, which, along with working capital for the business, has or will be funded out of our existing cash resources and line of credit facilities with our warehouse lenders, was $11.5 million, which includes cash consideration of $9.8 million and contingent consideration based primarily on future origination volume estimated to be $1.7 million at the acquisition date. Crossline contributed approximately $21 million in mortgage loan originations during the year ended December 31, 2013 (during the period between the December 19, 2013 acquisition date and December 31, 2013). For additional information regarding this transaction, refer to Note 4, "Business Combinations," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Acquisition of Wholesale Channel and Retail Assets from Nationstar Mortgage Holdings, Inc.

On November 29, 2013, we acquired the wholesale lending channel and certain distributed retail assets of Nationstar Mortgage Holdings Inc. ("Nationstar"). The acquisition of Nationstar’s wholesale lending channel and retail assets complement our existing wholesale and retail channels and accelerates our geographic retail channel expansion. In the acquisition, we agreed to purchase the assets and offer employment to certain employees associated with these businesses. The cash purchase price for the assets acquired from Nationstar was $0.5 million, which, along with working capital for the business, was funded out of our existing cash resources and line of credit facilities with our warehouse lenders. For additional information regarding this transaction, refer to Note 4, "Business Combinations," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Initial Public Offering
On October 16, 2013, we completed our initial public offering of 8,165,000 shares of common stock (including 1,065,000 shares exercised pursuant to an overallotment option granted to the underwriters) at a price to the public of $16.00 per share, resulting in net proceeds of $123.9 million after deducting underwriting discounts and commissions of approximately $6.7 million. In addition, we incurred $3.3 million of issuance costs associated with the initial public offering. We intend to use the net proceeds of our initial public offering to make investments related to our business and for other general corporate purposes. Additionally, we may choose to expand our business through acquisitions of or investments in other businesses using cash or shares of our common stock.

Launch of Non-Agency Jumbo Loans

During the third quarter of 2013, we launched our non-agency jumbo loan program, which includes mortgage loans exceeding the conforming loan limits of FNMA and FHLMC (the "GSEs"). Under current limits, a jumbo loan represents a mortgage loan of more than $417,000, or, in certain geographic markets where homes are considered high cost, a mortgage loan of more than $625,500. During the year ended December 31, 2013, our non-agency jumbo loan originations totaled $7.4 million. We expect our non-agency jumbo loan originations to grow in the future as we expand into new geographies and continue our marketing efforts related to this program. During the year ended December 31, 2013, we entered into loan sale agreements with two additional financial institutions, expanding our capability to sell non-agency jumbo loans direct to secondary market investors.

Private Offering

On May 15, 2013, we completed a private offering of 6,388,889 shares of common stock at a per-share price of $18.00, resulting in net proceeds of $107.3 million after deducting the initial purchaser's discount and placement fee of approximately $7.7 million. In addition, we incurred $2.7 million of issuance costs associated with the private offering. We used the net proceeds of our private offering to make investments related to our business and for other general corporate purposes.

Acquisition of Assets from NattyMac, LLC

On August 30, 2012, we acquired all rights, title and interest in the assets of the NattyMac, LLC ("NattyMac") single-family mortgage loan warehousing business for total consideration of $2.6 million, which included cash consideration of $512 thousand and contingent consideration based on future funding volume estimated to be $2.1 million at the acquisition date. Founded in 1994 in St. Petersburg, FL, NattyMac operated as an independent mortgage warehouse lender focused on financing prime mortgage loans that were committed for purchase by GSEs. NattyMac’s strong reputation in the mortgage banking industry, along with its warehouse financing platform and experienced staff, has complemented the Company’s existing business and allowed the Company to provide an additional source of funding to its correspondent customers beginning in the third quarter of 2013. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. For additional information related to this acquisition, refer to Note 4, “Business Combinations,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Recent Developments

Acquisition of Medallion Mortgage Company

On February 4, 2014, we completed our acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion originated more than $400 million in mortgage loans during the year ended December 31, 2013 through its California and Utah locations, serving customers with an extensive portfolio of residential real estate loan programs. The acquisition of Medallion included 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, we agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees. The cash consideration for this acquisition was $0.3 million. Consideration yet to be paid for this acquisition also includes contingent consideration based upon future origination volume, for which we have not yet determined the acquisition date fair value. The contingent consideration is conditional upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date and is uncapped in amount. Total consideration for Medallion, which, along with working capital for the business, will be funded out of our existing cash resources.
We believe there are opportunities to grow our business through acquisitions, and we actively explore potential acquisition opportunities in the ordinary course of our business. Potential acquisitions may include acquisitions of retail and wholesale mortgage originators, MSRs relating to residential mortgage loans, servicing platforms and originations platforms, as well as other assets and liabilities or businesses in related lines of business. We may fund these potential acquisitions through a combination of cash on hand, issuances of our common stock and/or issuances of debt.

Overview
We are a non-bank integrated mortgage company that derives revenue from three principal sources: mortgage origination, mortgage servicing and mortgage financing. Our mortgage origination business generates income primarily through origination fees and gains upon the sale of mortgage loans sourced through our correspondent, wholesale and retail channels. We also provide financing to our correspondent customers and others while they are accumulating loans prior to selling them to aggregators, including ourselves, through our mortgage financing business and we earn interest and fee income for these services. We also have the ability to retain the MSRs on the loans we sell and to create a recurring servicing income stream in our mortgage servicing business. We believe our three business lines are complementary and provide us with the ability to effectively and efficiently source, finance, sell and service mortgage loans.
Mortgage Originations
Our mortgage origination business primarily originates and sells residential mortgage loans, which conform to the underwriting guidelines of the GSEs and government agencies. We also originate and sell jumbo loans, i.e., loans that conform to the underwriting guidelines of the GSEs, except that they exceed the maximum loan size allowed for single unit properties.
We offer the following mortgage loan products:

◦
Prime[1] Conforming Mortgage Loans: Prime credit quality first-lien mortgage loans (i.e. mortgage loans that, in the event of default, have priority over all other liens or claims) secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

◦
Prime[1] Non-Conforming Mortgage Loans: Prime credit quality first-lien mortgage loans secured by single-family residences that either (i) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits, which are commonly referred to as jumbo mortgage loans, or (ii) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value ("LTV") or debt-to-income ratios (“DTI”)) but are otherwise considered prime credit quality due to other compensating factors.

◦
Government Mortgage Loans: First-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA") and securitized into Ginnie Mae securities.

◦
Non-prime Mortgage Loans: First-lien and certain junior lien mortgage loans secured by single-family residences, made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage loans or have performance characteristics that otherwise expose us to comparatively higher risk of loss.

◦
Prime[1] Second-Lien Mortgage Loans: Open- and closed-end mortgage loans (i.e. mortgage loans that do, in the case of an open-end loan, or do not, in the case of a closed-end loan, allow the borrower to increase the amount of the mortgage at a later time) secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

1 We generally consider prime mortgage loans to be those with FICO scores greater than 620.
We originate residential mortgage loans through three channels: correspondent, wholesale and retail. Although the majority of our originations are currently through our correspondent channel, our presence in the wholesale and retail channels makes our platform both diversified and scalable. While the channels are diverse, we constantly focus on quality control and maintaining high underwriting standards. We perform diligence on and underwrite loans through our proprietary technology platform, Online Loan Information Exchange ("OLIE"), an integrated, automated risk-based due diligence engine that automates the review process by applying business rules specific to the loan and the seller. We analyze credit, collateral and compliance risk on every loan on a pre-funding or a pre-purchase basis in order to ensure that each loan meets our investors’ standards and any applicable regulatory rules. We also capture loan data and documents associated with the loan from application through sale/securitization and servicing, giving us the ability to run additional business rules that provide indication of loan performance. We believe that the ability to offer greater transparency and data to institutional investors that purchase our loans or securities backed by our loans will provide us with a substantial advantage over our competitors in our sales executions as the mortgage market continues to evolve and we begin to securitize our own non-Agency mortgage loans.
Our three mortgage loan originations channels are discussed in more detail below.
Correspondent Channel
We acquire newly originated loans conforming to the underwriting standards of the GSEs or government agencies as well as non-Agency mortgage loans conforming to the standards of our investors from our network of correspondents across 45 states plus Washington, D.C. We identify our correspondent customers through a team of relationship managers who are responsible for signing-up customers and ensuring that we receive an adequate share of their origination volume. In addition to competitive pricing, we offer our correspondents access to a state-of-the-art technology platform, funding through our financing platform NattyMac including access to innovative financing programs, as well as a timely and transparent process of acquiring their loans. In return, our correspondents provide us with high quality products that meet our underwriting standards. We track the performance of our correspondents on a score-card and terminate relationships where quality and other requirements are not met. We believe that our programs offer correspondents an attractive value proposition, including greater access to capital and liquidity, as they seek to maintain and grow their businesses. As a testament to our relationship management and product offering, our correspondent origination volume has increased from $2.0 billion during the year ended December 31, 2012 to $6.4 billion during the year ended December 31, 2013, or by 215%.
Our growth has been driven by adding new correspondents as well as deepening relationships with existing correspondents. Our correspondent channel represented 74%, 59% and 35% of our mortgage originations for the years ended December 31, 2013, 2012 and 2011. We conduct financial, operational and risk reviews of each correspondent prior to initially approving them as a customer and on an annual basis to ensure compliance with our guidelines and those of the various regulators who govern our business. In addition, we conduct background and financial reviews of the principals and their mortgage loan officers, and in some cases require personal guarantees. We believe that as we receive licenses in additional states and continue to increase our coverage of correspondents, we will continue to increase our market share.

Wholesale Channel
Through our wholesale channel, we originate loans through a network of approximately 1,115 non-exclusive relationships with various approved mortgage companies and mortgage brokers. This channel accounted for 19%, 26% and 35% of our originations for the years ended December 31, 2013, 2012 and 2011. Mortgage brokers identify applicants, help them complete a loan application, gather required information and documents, and act as our liaison with the borrower during the lending process. We review and underwrite an application submitted by a broker, accept or reject the application, determine the range of interest rates and other loan terms, and fund the loan upon acceptance by the borrower and satisfaction of all conditions to the loan in much the same manner as our retail channel. By relying on brokers to market our products and assist the borrower throughout the loan application process, we can increase loan volume through our wholesale channel with proportionately lower increases in overhead costs compared with the costs of increasing loan volume through loan originations in our retail channels.
We provide a variety of Agency, government insured and non-Agency mortgage loan products to our brokers to allow them to better service their borrowers. Before approving a mortgage broker for business, we focus on several attributes including origination volume, quality of originations and tangible net worth. We also conduct financial and background checks on the principals and their mortgage loan officers through various third-party sources and in some cases we require personal guarantees. Once we begin acquiring loans from our mortgage brokers, we track the performance of the loans on an on-going basis and terminate business relationships if the loans consistently do not perform or if there is evidence of misrepresentation. During the year ended December 31, 2013, we did not terminate any significant relationships due to our continued focus on underwriting loans and ensuring compliance with policies.
Retail Channel
As of December 31, 2013, our retail channel primarily operated through 47 retail offices across 20 states. In this channel, company representatives originate loans through their relationships with local real estate agents, builders, telemarketing and other local contacts. This channel accounted for 7%, 15% and 30% of our 2013, 2012 and 2011 originations, respectively. We expect to continue to open additional new retail branches for at least the next 24 months. In addition, we expect that with the continued transformation of the mortgage sector there will be opportunities to acquire small retail mortgage operators as several independent mortgage originators will lack the scale to profitably originate and sell mortgages. We believe that we could provide a solution to such operators by acquiring and integrating them into our branch network. We are currently actively evaluating opportunities to acquire several of these retail originators and believe that the continued development and growth of our retail channel is central to our business strategy.
Mortgage Servicing
Our mortgage servicing business is organized to maintain a high quality servicing portfolio and keep delinquency rates below the industry average. We perform loan administration, collection and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and our property dispositions.
Our servicing model is also very focused on “recapture,” which involves actively working with existing borrowers to refinance their mortgage loans. When a loan is paid off or refinanced with a different lender, we lose the servicing fees on the loan, so our ability to recapture loans successfully is important to the longevity of our servicing cash flows. Because the refinanced loans typically have lower interest rates or lower monthly payments, and, in general, subsequently refinance more slowly and default less frequently, these refinancings also typically improve the overall quality of our servicing portfolio.
Our servicing business produces strong recurring, contractual fee-based revenue with minimal credit risk. Servicing fees are primarily based on the aggregate unpaid principal balance ("UPB") of the loans serviced and the payment structure varies by loan source and type. These include differences in rate of servicing fees as a percentage of UPB and in the structure of advances. We believe our origination business gives us a distinct advantage in building a high-quality portfolio of MSRs over those who rely heavily on purchasing MSRs from others to build their portfolios as originated portfolios generally perform better given the extensive diligence and underwriting procedures that we apply to each loan.
We service loans using a model designed to improve loan performance and reduce loan defaults and foreclosures. Our servicing portfolio consists of MSRs we retain from loans that we originate and MSRs we acquire from third party originators, including in transactions facilitated by GSEs. The loans we service are typically securitized by us, i.e., the loans have been pooled together with multiple other loans and interests have been sold to third party investors that are secured by loans in the securitization pool.
The table below contains information related to the mortgage loans in our servicing portfolio as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Servicing portfolio ($UPB in thousands)	$11,923,510	$4,145,340
Weighted average coupon	3.84%	3.86%
Weighted average age (in months)	10.0	9.0
90+ day delinquency rate	0.36%	0.44%
Weighted average FICO score	739	744
Gross constant prepayment rate [1]	6.48%	15.01%
Adjusted constant prepayment rate [2]	5.05%	9.26%
1 Represents the rate at which a pool of mortgage loans' remaining balance is prepaid each month. The rate is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.
2 Represents the constant prepayment rate, reduced by the amount of prepaid mortgage loans recaptured by our origination channels. The rate then expresses that percentage of "net prepaid loans" as an annualized percentage of the period beginning outstanding principal balance.
Mortgage Financing
We acquired our financing platform, known as NattyMac, in August 2012, and fully integrated the platform into our mortgage banking operations in December of 2012. Founded in 1994, NattyMac earlier operated as an independent mortgage warehouse lender focused on financing prime mortgage collateral, such as Agency-eligible, government insured and government guaranteed loans that were committed for purchase by GSEs. In June 2013, we consolidated our NattyMac financing platform into a wholly-owned subsidiary which will focus on providing warehouse financing to our correspondent customers and others. We expect that NattyMac will be able to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for our correspondents who are its customers and others. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. We intend for this to create an additional source of funding for our correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.
Our financing platform features a centralized custodian and disbursement agent allowing us to enter into participation arrangements with financial institutions, such as regional banks, for an interest in our newly originated loans during the time these loans would otherwise be funded by a warehouse line or traditional repurchase facility. Additionally, by offering regional banks an opportunity to invest in a liquid high-quality asset, we are able to earn net interest income. We believe that regional banks continue to have significant appetite for such investment opportunities and we believe our financing platform allows us to compete with bank-owned mortgage lenders who have access to cheaper deposit funding.
Employees
As of December 31, 2013, we had 1,219 employees, all of whom are based in the United States. We are not aware that any of our employees is a member of any labor union, we are not subject to any collective bargaining agreement and we have never experienced any business interruption as a result of any labor dispute.
Regulation
Our business is subject to extensive federal, state and local regulation. Our loan originations, loan servicing and debt collection operations are primarily regulated at the state level by state licensing authorities and administrative agencies. Because we do business in 45 states and Washington, D.C., we, along with certain of our employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer, mortgage loan originator and/or debt default specialist, pursuant to applicable state law. These laws typically require that we file applications and pay certain processing fees to be approved to operate in a particular state, and that our principals and loan originators be subject to background checks, administrative review and continuing education requirements. Our mortgage servicing business is licensed (or maintains an appropriate statutory exemption) to service mortgage loans in 45 states and Washington D.C. Our retail loan origination channel is licensed to originate loans in the states in which it operates, and our direct origination channel is licensed to originate loans in 45 states and Washington D.C. From time to time, we receive requests from states and other agencies for records, documents and information regarding our policies, procedures and practices regarding our loan originations, loan servicing and debt collection business activities, and we are subject to periodic examinations by state regulatory agencies. We incur significant ongoing costs to comply with these licensing requirements.
While the U.S. federal government does not primarily regulate mortgage lenders or their employees, the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 requires all states to enact laws requiring each individual who takes mortgage loan applications, or who offers or negotiates terms of a residential mortgage loan, to be individually licensed or registered as a mortgage loan originator. These laws require each mortgage loan originator to enroll in the Nationwide Mortgage Licensing System, apply for individual licenses with the state where they operate, complete a minimum of 20 hours of pre-licensing education and an annual minimum of eight hours of continuing education, and to successfully complete both national and state exams.
In addition to licensing requirements, we must comply with a number of federal consumer protection laws, including, among others:

◦	the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

◦	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

◦	the Truth in Lending Act and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans;

◦	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;

◦	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

◦	the Homeowners Equity Protection Act, which requires, among other things, the cancellation of mortgage insurance once certain equity levels are reached;

◦	the Home Mortgage Disclosure Act and Regulation C thereunder, which require mortgage lenders to report certain public loan data; and

◦	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics.
Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Act which regulates the financial services industry, including securitizations, mortgage originations and mortgage sales. The Dodd-Frank Act also established the Bureau of Consumer Financial Protection ("CFPB") to enforce laws involving consumer financial products and services, including mortgage finance. As a mortgage lender and servicer, we are subject to examination and enforcement authority of the CFPB. Because of pending litigation questioning the validity of the appointment of the Director of the CFPB, there is uncertainty as to the enforceability of regulations promulgated by the CFPB and the applicability of certain provisions in the Dodd-Frank Act to mortgage lenders that are not financial institutions. We are evaluating the extent to which the provisions of the Dodd-Frank Act will apply to us in the event that the regulations promulgated by the CFPB are nullified.
The Dodd-Frank Act also directs the federal banking agencies and the Securities and Exchange Commission to adopt rules requiring an issuer or other entity creating an asset-backed security (including a mortgage-backed security) to retain an economic interest in a portion of the credit risk for the assets underlying the security. The agencies have proposed a rule that provides sponsors of securitizations with various options for meeting this requirement, including retaining risk equal to at least 5% of each class of asset-backed security, 5% of par value of all asset-backed security interests issued, 5% of a representative pool of assets, or a combination of these options. Under this proposal, asset-backed securities that are collateralized exclusively by qualified residential mortgages would not be subject to these requirements. The proposed rule defines qualified residential mortgages to have the same meaning as the term “qualified mortgage” as defined by the CFPB in connection with its “ability to repay” rule discussed below. The proposed rule also recognizes that the sponsor of a FNMA or FHLMC securitization will satisfy the rule’s risk-retention provisions, at least while those agencies remain in conservatorship or receivership with capital support from the U.S. government, because of their 100% guarantee of principal and interest payable on the sponsored securities. Because substantially all of our loans are sold to, or pursuant to programs sponsored by, FNMA, FHLMC, or GNMA, the current proposal would exempt us from the risk-retention requirements with regard to securities backed by such loans.
We continue to evaluate all aspects of the Dodd-Frank Act and the regulations issued thereunder. The burden associated with monitoring and complying with these regulations could increase our compliance costs and restrict our origination and servicing operations, all of which could adversely affect our business, financial condition or results of operations.

Mortgage Origination
On January 10, 2013, the CFPB issued a final rule implementing the “ability to repay” requirement in the Dodd-Frank Act. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. For this purpose, the rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. This rule became effective January 10, 2014 and we do not anticipate a significant impact on our mortgage production operations since most of the loans we currently originate would be “qualified mortgages” under the rule.
Mortgage Servicing
On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules became effective on January 10, 2014 and will likely lead to increased costs to service loans across the mortgage industry. We are continuing to evaluate the full impact of these rules and their impact to our mortgage servicing operations.
Several state agencies overseeing the mortgage industry have entered into settlements and enforcement consent orders with mortgage servicers regarding certain foreclosure practices. These settlements and orders generally require servicers, among other things, to: (i) modify their servicing and foreclosure practices, for example, by improving communications with borrowers and prohibiting dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls of third party vendors, including outside legal counsel, that provide default management or foreclosure services on their behalf. Although we are not a party to any of these settlements or consent orders, many mortgage servicers have already voluntarily adopted these servicing and foreclosure standards. Accordingly, competitive pressures will likely compel us to adopt these practices as well.
Anti-Money Laundering
On February 7, 2012, the Financial Crimes Enforcement Network (“FinCEN”) finalized regulations that require non-bank residential mortgage lenders and originators to establish anti-money laundering programs and file suspicious activity reports as FinCEN requires of other types of financial institutions. The final rule was published in the Federal Register on February 14, 2012 and was effective 60 days thereafter.
Competition
In our servicing and originations business, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo & Company, JPMorgan Chase & Co., Bank of America Corporation, Citigroup Inc., Nationstar Mortgage Holdings Inc., PennyMac Financial Services, Inc., Ocwen Financial Corporation, Walter Investment Management Corp., Flagstar Bancorp, Inc. and U.S. Bancorp. These originators and servicers, however, are experiencing higher operating costs and increased capital requirements, thus allowing an opportunity for us to successfully compete and take advantage of growth opportunities in the mortgage sector.
Our mortgage loan origination business faces competition in mortgage loan offerings, rates, fees and level of customer service. Our ability to differentiate the value of our financial products primarily through our mortgage loan offerings, technology platforms, rates, fees and customer service determines our competitive position within the mortgage loan originations industry.
Our servicing business faces competition in areas such as fees and service. Our ability to differentiate ourselves from other loan servicers through our innovative technology platforms largely determines our competitive position within the mortgage loan servicing industry.
In our financing business, we primarily compete with depository institutions that use deposit funds to finance loans. These institutions, however, typically only focus on larger mortgage originations leaving the small- and mid-sized originators to sell mortgage loans to aggregators (a depository institution or non-bank originator, such as ourself) and with recent regulations from the Federal Reserve, competition in this sector will likely decrease. Thus, our financing platform allows us to compete with bank-owned mortgage lenders who have access to cheaper deposit funding and provides us with a competitive advantage over other non-bank mortgage originators and servicers who are reliant on other forms of wholesale financing to fund their operations.
Reportable Segments
Our organization structure is currently comprised of one operation segment: Mortgage Banking. This determination is based on our organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business. Our chief operating decision maker evaluates the performance of the Mortgage Banking segment based on the measurement of income before income taxes. Refer to our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 included in Part II, Item 8 of this Annual Report on Form 10-K for details related to operating revenues, income before income taxes, depreciation and amortization for the Mortgage Banking segment. Refer to our consolidated balance sheets as of December 31, 2013 and 2012 included in Part II, Item 8 of this Annual Report on Form 10-K for details of the assets and equity components of the Mortgage Banking segment. Refer to Note 20, "Segment Information" included in Part II, Item 8 of this Annual Report on Form 10-K for details related to revenues by product/service for the Mortgage Banking segment for the years ended December 31, 2013, 2012 and 2011.
We do not have any foreign operations.
Seasonality
Our origination business is subject to seasonal fluctuations, and activity tends to diminish somewhat in the months of December, January and February, when home sales volume and loan origination volumes are at their lowest. This typically causes seasonal fluctuations in our origination business revenue. Our servicing business is not subject to seasonality.

Intellectual Property
We hold registered trademarks with respect to the name Stonegate Mortgage Corporation, our logos and various additional designs and word marks relating to the Stonegate Mortgage Corporation name. Additionally, we own registered trademarks with respect to the names of NattyMac and Crossline, their logos, and various additional designs and word marks relating to the NattyMac and Crossline names that we acquired via business combinations. We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures.
Available Information
We are a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). Our Internet website is www.stonegatemtg.com. We have included our Internet website address throughout this Annual Report on Form 10-K as textual reference only. The information contained on our Internet website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our Internet website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange ("NYSE"). The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

ITEM 1A. RISK FACTORS
The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider and such list to be a complete statement of all potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.
The industry in which we operate is highly competitive and our inability to compete successfully could adversely affect our business, financial condition and results of operations.
We operate in a highly competitive industry that could become even more competitive as a result of economic, technological and regulatory changes. Our mortgage loan origination business faces competition in mortgage loan offerings, rates, fees and levels of customer service. Competition to originate mortgage loans comes primarily from large commercial banks and savings institutions, but we also compete with a growing number of national and regional mortgage companies. Financial institutions generally have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds and the ability to originate more mortgage loans. Our servicing business faces competition in areas such as fees and service. Competition to service mortgage loans comes from large commercial banks, large savings institutions and large independent servicers. Additionally, our servicing competitors may decide to modify their servicing model to compete more directly with our servicing model, or our servicing model may generate lower margins as a result of competition or as overall economic conditions improve.
In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non-banks in offering mortgage loans and servicing them. We may be unable to compete successfully in our origination and servicing businesses, and this could materially and adversely affect our business, financial condition and results of operations.
We may experience financial difficulties as some originators and mortgage servicers have experienced, which could adversely affect our business, financial condition and results of operations.
Since 2006, a number of originators and servicers of residential mortgage loans experienced serious financial difficulties and, in some cases, ceased operations. These difficulties have resulted, in part, from declining markets for mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions requiring repurchase in the event of early payment defaults or breaches of representations and warranties regarding loan quality, compliance and certain other loan characteristics. Overall, origination volumes are down significantly in the current economic environment. Higher delinquencies and defaults may contribute to these difficulties by reducing the value of mortgage loans and requiring originators to sell their portfolios at greater discounts to par. In addition, servicing an increasingly delinquent mortgage loan portfolio increases servicing costs without a corresponding increase in servicing compensation. The value of many residual interests retained by sellers of mortgage loans in the securitization market has also been declining. Any of the foregoing adverse developments could materially and adversely affect our business, financial condition and results of operations.
Adverse changes in the residential mortgage market would adversely affect our business, financial condition and results of operations.
Since 2007, adverse economic conditions, including high unemployment, stagnant or declining incomes and higher taxes, have impacted the residential mortgage market, resulting in unprecedented delinquency, default and foreclosure rates, all of which have led to increased losses on all types of residential mortgage loans due to sharp declines in residential real estate values. Falling home prices have resulted in higher LTVs, lower recoveries in foreclosure and an increase in losses above those that would have been realized had property values remained the same or continued to increase. As LTVs increase, borrowers sometimes have insufficient equity in their homes, which prohibits them from refinancing their existing loans. This may also provide borrowers an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments, which we refer to as strategic defaults. Increased mortgage defaults negatively impact our servicing business because they increase the costs to service the underlying loans and may ultimately reduce the number of mortgages we service.
Adverse economic conditions also adversely impact our originations business. Declining home prices and increasing LTVs may preclude many potential borrowers, including borrowers whose existing loans we service, from refinancing their existing loans.
Adverse changes in the residential mortgage market may reduce the number of mortgages we service or new mortgages we originate, reduce the profitability of mortgages currently serviced by us, adversely affect our ability to sell mortgage loans originated by us or increase delinquency rates. Any of the foregoing adverse developments could materially and adversely affect our business, financial condition and results of operations.
We may be unable to obtain sufficient capital to meet the financing requirements of our business.
Our financing strategy consists primarily of using repurchase facilities, participation agreements and warehouse lines of credit with major financial institutions and regional and community banks. As we continue to grow, we will likely need to borrow additional money. Our ability to renew or replace our existing facilities or warehouse lines of credit as they expire and borrow the additional funds we will need to accomplish our growth strategy is affected by a variety of factors including:

•	the level of liquidity in the mortgage related credit markets;

•	prevailing interest rates;

•	the strength of the lenders that provide us financing;

•	limitations on borrowings on repurchase facilities, participation agreements and warehouse lines of credit imposed by the amount of eligible collateral pledged;

•	limitations imposed on us under financing agreements that contain restrictive covenants and borrowing conditions that may limit our ability to raise or borrow additional funds; and

•	accounting changes that may impact calculations of covenants in our financing agreements.
We cannot assure you we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all.
In the ordinary course of our business, we periodically borrow money or sell newly-originated loans to fund our mortgage loan origination and servicing operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our ability to fund current operations and make advances required under our mortgage loan servicing agreements depends on our ability to secure these types of financings on acceptable terms and to renew or replace existing financings as they expire. Such financings may not be available on acceptable terms or at all.
An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit-similar to the market conditions that we have experienced during the last five years-may increase our cost of funds and make it difficult for us to renew existing facilities or obtain new financing facilities. We intend to seek opportunities to acquire mortgage loan servicing portfolios and/or businesses that engage in mortgage loan servicing and/or mortgage loan originations. Our liquidity and capital resources may be diminished by any such transactions. Additionally, we believe that a significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.

In June 2011, the Basel Committee on Banking Supervision of the Bank of International Settlements announced the final framework for strengthening capital requirements, known as Basel III, which, if implemented by U.S. bank regulatory agencies, will increase the cost of funding on financial institutions that we rely on for financing. Such Basel III requirements on financial institutions could reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could materially and adversely affect our business, financial condition and results of operations.
We may not be able to continue to grow our loan origination volume, which could adversely affect our business, financial condition and results of operations.
Our mortgage loan origination business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our loan origination business.
Our loan origination business operates largely through third party mortgage brokers who do business with us on a best efforts basis, i.e., they are not obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks. If we are unable to continue to grow our loan origination business, this could adversely affect our business, financial condition and results of operations.
As of December 31, 2013, we were licensed in 45 states and Washington, D.C. and had a license pending in three states. We intend to become licensed in all of the contiguous United States during 2014. As we become licensed in these additional states, we believe this geographic expansion will be a major driver of our growth. However, there are no assurances that we will obtain licenses in all 48 contiguous United States or that our licensing efforts will continue on the pace that we intend. If we are unable to obtain the licenses we plan to obtain, we will not be able to grow our business in accordance with our current plans, and our business, financial condition and results of operations would be materially and adversely affected.
The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies and/or defaults, which could adversely affect our business, financial condition and results of operations.
The following is a summary of the loans we serviced as of December 31, 2013 by geographic concentration as measured by the total unpaid principal balance as of December 31, 2013:

(dollars in millions)	$ UPB	% of Total $UPB
Texas	$1,606	13%
Indiana	1,070	9%
Ohio	941	8%
New Jersey	811	7%
Illinois	753	6%
Missouri	722	6%
Georgia	711	6%
Pennsylvania	647	6%
All other states	4,663	39%
Total	$11,924	100%
To the extent the states where we have a higher concentration of loans experience weaker economic conditions, greater rates of decline in single-family residential real estate values or reduced demand within the residential mortgage sector relative to the United States generally, the concentration of loans we service in those regions may increase the effect of the risks described in this “Risk Factors” section. Additionally, if states in which we have greater concentrations of mortgage loans were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to higher costs of doing business in those states, which could adversely affect our business, financial condition and results of operations.
At December 31, 2013, there were three states in which we were not licensed but had licenses pending. As our origination volume increases in the states where we have only recently become licensed and have not yet expanded our operations and in the additional states where we become licensed, we expect our geographic concentration to change and our origination and servicing of loans could be impacted by geographic concentrations in different states. To the extent those states experience weaker economic conditions or greater rates of decline in single-family residential real estate values, the concentration of loans we originate and service in those regions may increase the effect of the risks to our business.

We use financial models and estimates in determining the fair value of certain assets, such as MSRs, commitments to originate loans, mortgage loans held for sale and related hedging instruments. If our estimates or assumptions prove to be incorrect, we may be required to record negative fair value adjustments, which would adversely affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs when they are initially acquired and newly originated loans held for sale for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining the value for MSRs, we make certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary fee income; and

•	amounts of future servicing advances.
Although we have processes and procedures in place to review our internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in financial performance, including valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet. Additionally, if loan loss levels are higher than anticipated due to an increase in delinquencies, prepayment speeds are higher than we predict, or financial market illiquidity continues beyond our estimate, the value of certain of our assets may decrease and we may be required to record negative fair value adjustments, which could adversely affect our earnings. In addition, there can be no assurance that, even if our models are correct, these assets could be sold for our carrying value should we choose or be forced to sell them in the open market.

Federal, state and local laws and regulations could materially adversely affect our business, financial condition and results of operations.
Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our origination and servicing businesses, the fees we may charge, and the services we provide. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could result in the loss or suspension of our licenses to conduct our businesses or subject us to lawsuits or governmental actions, which could materially and adversely affect our business, financial condition and results of operations.
In addition, there continue to be changes in legislation and licensing requirements that are intended to improve the consumer mortgage loan experience, which require technological changes and additional implementation costs for mortgage loan originators and servicers. We expect legislative and licensing changes will continue in the foreseeable future, which will likely increase our operating expenses. Furthermore, there continue to be changes in state law that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation. Any of these changes in the law could materially and adversely affect our business, financial condition and results of operations.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and foreclosure actions in particular. These laws, regulations and rules may result in significant delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances. In some cases, local governments have ordered moratoriums on foreclosure activity, which prevent a servicer or trustee, as applicable, from exercising any remedies they might have in respect of liquidating a severely delinquent mortgage loan. Several courts also have taken unprecedented steps to slow the foreclosure process or prevent foreclosure altogether.
Certain proposed federal and state legislation would permit borrowers in bankruptcy to restructure mortgage loans secured by primary residences. Bankruptcy courts could, if this legislation is enacted, reduce the principal balance of a mortgage loan that is secured by a lien on mortgaged property, reduce the mortgage interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan.

We originate and sell FHA and VA loans. The origination of FHA and VA loans represented approximately 36%, 29% and 37% of the dollar value of loans originated during the years ended December 31, 2013, 2012 and 2011, respectively. The housing finance reform contemplated by the Obama administration may impact the lending qualification and limits of these programs, which may adversely impact our volume of FHA and VA loan originations in the future and may increase the price of our mortgage insurance premiums or otherwise adversely affect our business, financial conditions and results of operations.
We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.
Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. federal Home Ownership and Equity Protection Act of 1994 ("HOEPA") prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our production loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.
We are highly dependent upon programs administered by GSEs, such as Fannie Mae and Freddie Mac, and by Ginnie Mae, to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our business, financial position and results of operations.
In February 2011, the Obama Administration delivered a report to Congress regarding a proposal to reform the housing finance markets in the United States. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. There are also proposals to reduce the maximum size of loans insured by FHA (which comprise the majority of loans in the Ginnie Mae program) or otherwise reform FHA lending. In addition, various bills have been proposed by members of Congress to eliminate the GSEs and replace them with private but federally-subsidized guaranties for qualifying loans, to combine them into a single entity that will provide guaranties to a smaller number of qualified loans, or to continue their operations but in a more limited form and with greater capital requirements. Thus, the long-term future of the GSEs is still unclear.
Our ability to generate revenues through mortgage loan sales to institutional investors depends, to a significant degree, on programs administered by the GSEs, such as Fannie Mae and Freddie Mac and by Ginnie Mae. These GSEs and Ginnie Mae play a critical role in the residential mortgage industry, and we have significant business relationships with many of them. Most of the conforming loans we originate qualify under existing standards for inclusion in mortgage securities guaranteed by GSEs and Ginnie Mae. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs and Ginnie Mae on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.
Any discontinuation of, or significant reduction in, the operation of these GSEs and Ginnie Mae or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs or Ginnie Mae could materially and adversely affect our business, financial position and results of operations.
The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects.
Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, in July 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008. In September 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in their respective debt and MBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets and operations of Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac that are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In addition, a number of GSE reform proposals have been advanced by the FHFA and other governmental authorities and industry groups, some of which advocate material changes to the business of the GSEs or the elimination of the GSEs altogether. The future of the GSEs, therefore, is uncertain. Certain changes to the mortgage financing programs of the GSEs could have a material adverse effect on the operations of the residential mortgage markets and our business, financial position and results of operations.
Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitute Agency and government conforming MBS and could have broad adverse market implications. Such market implications could materially and adversely affect our business, financial condition and results of operations.
If we are unable to sell or securitize our non-agency mortgage loans, our business will be adversely affected and even if we are successful in securitizing our non-agency mortgage loans, we will bear a portion of the risk of loss associated with these loans.
We originate and acquire mortgage loans that are not eligible for sale to or securitization with the GSEs or Ginnie Mae. Because we do not want to hold these non-agency mortgage loans to maturity, we either must sell them to third parties or securitize them in non-agency securitizations. The non-agency securitization market has been stalled in the last few years because of a number of factors, including regulatory uncertainty. If we originate non-agency mortgage loans and cannot sell or securitize them, we may be forced to hold them in portfolio with little access to financing on favorable terms. This would adversely affect our business, financial condition and results of operations.
In addition, if we sponsor the securitization of non-agency mortgage loans, we would be required to retain an interest in the securitized loans and would thus bear some of the risk of loss associated with the loans, such as default risk.
Unlike banks and similar financial institutions with which we compete, we are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from an exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements that is generally given to a depository institution under state law. We must comply with state licensing requirements and varying compliance requirements in every state in which we do business. Future regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees, or may impose conditions to licensing that we are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. In particular, Benjamin Lawsky, superintendent of New York's Department of Financial Services, recently indicated that the agency had "significant concerns" that the growth of non-bank mortgage servicers may "create capacity issues that put homeowners at risk.” Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially and adversely affect our business, financial condition and results of operations.
Our business would be adversely affected if we lose our licenses or if we are unable to obtain licenses in new markets.
Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage loan servicing companies and mortgage loan origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company or third party debt default specialist, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.
We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local laws. But we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our business, financial condition or results of operations. The states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material and adverse effect on our business, financial condition or results of operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could materially and adversely affect our business, financial condition and results of operations.
Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.
MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. ("MERS"), a wholly-owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

Several legal challenges in the courts and by governmental authorities have been made disputing MERS’s legal standing to initiate foreclosures or act as nominee for lenders in mortgages and deeds of trust recorded in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. Although most legal decisions have accepted MERS as mortgagee, these challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties and submitting proofs of claim in borrower bankruptcy cases.
We may not be able to maintain or grow our business if we cannot originate and/or acquire MSRs.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans we service may be prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain and grow the size of our servicing portfolio depends on our ability to originate additional mortgages, to recapture the servicing rights on loans that are refinanced, and to acquire the right to service additional residential mortgage loans. We may not be able to originate a sufficient volume of mortgage loans, recapture a sufficient volume of refinanced loans or acquire MSRs on additional pools of mortgage loans with sufficient volume or on terms that are favorable to us or at all, which could materially and adversely affect our business, financial condition and results of operations.
We may not be able to recapture loans from borrowers who refinance.
One of the focuses of our origination efforts is “recapture,” which involves actively working with existing borrowers to refinance their mortgage loans with us instead of another originator of mortgage loans. Borrowers who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with a different originator, this decreases the profitability of our primary servicing portfolio because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. Moreover, recapture allows us to generate additional loan servicing more cost-effectively than MSRs acquired on the open market. If we are not successful in recapturing our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, and we may need to purchase additional MSRs on the open market to add to our servicing portfolio, which would increase ours costs and risks and decrease the profitability of our servicing business.
We may not be able to recover our significant investments in personnel and our technology platform if we cannot originate and acquire MSRs on favorable terms, which could adversely affect our business, financial condition and results of operations.
We have made, and expect to continue to make, significant investments in personnel and our technology platform to allow us to service additional loans. In particular, we invest significant resources in recruiting, training, technology and systems. We may not realize the expected benefits of these investments to the extent we are unable to increase the pool of residential mortgage loans we service, we are delayed in obtaining the right to service such loans or we do not appropriately value the MSRs that we do purchase. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We additionally rely on representations from public officials concerning the licensing and good standing of the third party mortgage brokers through which we do business. While we have a practice of independently verifying the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, if any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We have controls and processes designed to help us identify misrepresented information in our loan originations operations; however, we may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could materially and adversely affect our business, financial condition and results of operations.
In addition, when we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to the loan funding, the value of the loan may be significantly lower than expected, and we may be subject to repurchase or indemnification obligations under loan sales agreements. Whether a misrepresentation is made by the loan applicant, the broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is not typically saleable or is subject to repurchase if it is sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered as a result of their actions.

Increases in delinquencies and defaults may adversely affect our business, financial condition and results of operations.
Falling home prices across the United States have resulted in higher LTVs, lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Though housing values have stabilized in some markets, many borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, interest rates have remained at historical lows for an extended period of time. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.
Increased mortgage delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the GSEs, including Fannie Mae or Freddie Mac, because we only collect servicing fees from GSEs for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.
Increased mortgage delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers and to liquidate properties or otherwise resolve loan defaults if payment collection is unsuccessful, and only a portion of these increased costs are recoverable under our servicing agreements. Increased mortgage delinquencies, defaults and foreclosures may also result in an increase in our interest expense and affect our liquidity as a result of borrowing under our credit facilities to fund an increase in our advancing obligations.
In addition, we are subject to risks of borrower defaults and bankruptcies in cases where we might be required to repurchase loans sold with recourse or under representations and warranties. A borrower filing for bankruptcy during foreclosure would have the effect of staying the foreclosure and thereby delaying the foreclosure process, which may potentially result in a reduction or discharge of a borrower’s mortgage debt. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. For example, foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. If these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.

GSE Actions May Negatively Impact our MSRs and Business
On January 18, 2011, the FHFA announced that it has instructed the GSEs to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. There can be no certainty regarding what the GSEs may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective. Although MSRs that have already been created may not be subject to any changes implemented by the GSEs, it is possible that, because of the significant role of GSEs in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. Changes to the residential mortgage servicing and compensation system would have a significant negative impact on our business, financial condition and results of operations.
Our earnings may decrease because of changes in prevailing interest rates, such as the recent increases in interest rates experienced since June 2013, and any corresponding effects on origination volumes or the value of our assets.
Our profitability is directly affected by changes in prevailing interest rates, such as the recent increases in interest rates experienced since June 2013. The following are the material risks we face related to changes in prevailing interest rates:

•
an increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a loan may be more difficult for prospective borrowers;

•	an increase in prevailing interest rates would increase the cost of financing servicing advances and loan originations;

•	a decrease in prevailing interest rates may require us to record a decrease in the value of our MSRs; and

•
because certain of the mortgage loans we service have adjustable rates, an increase in prevailing interest rates could cause an increase in delinquency, default and foreclosure rates resulting in increases in both operating expenses and interest expense and could cause a reduction in the value of our assets.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources. Our servicing portfolio, measured in unpaid principal balance, has grown from approximately $624 million at December 31, 2010 to approximately $11.9 billion at December 31, 2013. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the mortgage lending market and legal, accounting and regulatory developments relating to all of our business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:

•	maintaining adequate financial and business controls;

•	implementing new or updated information and financial systems and procedures; and

•	training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could materially and adversely affect our business, financial condition and results of operations.
As part of our growth strategy, we have acquired and intend to acquire additional loan origination platforms or businesses, servicing assets and businesses and other businesses that we believe complement our existing business and will contribute to our growth, and the failure to do so on attractive terms or at all or to integrate acquisitions into our operations or otherwise manage our planned growth may adversely affect us.
During the year ended December 31, 2013, we acquired Crossline, certain assets of Nationstar and an MSRs portfolio from an independent third party, and recently acquired certain assets of Medallion during February 2014. We can provide no assurances that the acquired businesses or MSRs portfolio may achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth prospects or other anticipated benefits. In addition, goodwill or other intangible assets established as a result of our business combinations may be incorrectly valued or become non-recoverable, which could result in impairment charges that would adversely affect our earnings.

Further, we can provide no assurances that we will be successful in identifying future origination platforms or businesses, servicing assets and businesses or other businesses that meet our acquisition criteria or that, once identified, we will be successful in completing an acquisition. We face significant competition for attractive acquisition opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to secure and complete acquisitions than we do. As a result of such competition, we may be unable to acquire certain assets or businesses that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we may seek to finance future acquisitions through a combination of borrowings, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could impede our growth.
We may not realize all of the anticipated benefits of our acquisitions, which could adversely affect our business, financial condition and results of operations.
We have expanded our business through acquisitions. Our ability to realize the anticipated benefits of these acquisitions and businesses and acquisitions of servicing portfolios, as well as future acquisitions of businesses, servicing portfolios and origination platforms will depend, in part, on our ability to integrate those portfolios, platforms and businesses with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	direct and indirect costs and liabilities;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

Moreover, the acquired portfolios, platforms or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. If we inappropriately value the assets or businesses we acquire or the value of the assets or businesses we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. See the risk factor titled, “We use financial models and estimates in determining the fair value of certain assets, such as MSRs, commitments to originate loans, mortgage loans held for sale and related hedging instruments. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.” Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could materially and adversely affect our business, financial condition and results of operations.

Our mortgage financing business is subject to risks, including the risk of default and competitive risks, which could adversely affect our results of operations.
Through NattyMac, we provide financing to correspondents and other third party residential mortgage originators with respect to the loans they originate, and these customers may default on their obligations to us, including their obligations to pay the line of credit or transfer the relevant loan under such financing arrangements. If our financing customers default on their obligations to us, we could incur losses. In addition, competition in warehouse lending has increased on a national level as new lenders, including national, community and regional banks that use deposit funds to finance loans, have begun entering the mortgage warehouse business. If increased competition negatively affects our mortgage financing business, our earnings could decrease.
The change of control rules under Section 382 of the Code may limit our ability to use net operating loss carryforwards to reduce future taxable income.
We have net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income. Our use of our NOL carryforwards will be limited, however, under Section 382 of the Code, if we undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Code. These complex change of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of shareholders as set forth under Section 382 of the Code, including those arising from new stock issuances and other equity transactions. We believe we experienced an ownership change for these purposes in October 2013 as a result of our initial public offering and in March 2012 as a result of a significant investment in preferred stock. In connection with any future public or private offerings, it is likely that we will experience another ownership change within the meaning of Section 382 of the Code, measured for this purpose by including transfers and issuances of stock that took place after the ownership change that we believe occurred in March 2012 and October 2013. If we experience another ownership change, the resulting annual limit on the use of our NOL carryforwards (which would generally equal the product of the applicable federal long-term tax-exempt rate, multiplied by the value of our capital stock immediately before the ownership change, and potentially increased by certain existing gains, if any, recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change) could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of trading in our stock is not within our control and the determination of whether an ownership change has occurred is complex. No assurance can be given that we will not in the future undergo another ownership change that would have a significant adverse effect on the use of our NOL carryforwards. In addition, the possibility of causing an ownership change may reduce our willingness to issue new common stock to raise capital.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. We may not complete needed improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the market price of our common stock and your investment.
Upon completion of our IPO, we became a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our annual report for the year ending December 31, 2014 is due and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal controls over financial reporting when we cease to be an “emerging growth company,” as defined in the JOBS Act, although we could potentially qualify as an “emerging growth company” until December 31, 2018. As a result, we are in the process of improving our financial and managerial controls, reporting systems and procedures, incurring substantial expenses in making such improvements and testing our systems and hiring additional personnel. However, if we are unable to remediate any material weaknesses that may be identified in the future, if our management is unable to certify the effectiveness of our internal controls (at the time they are required to do so), if our independent registered public accounting firm cannot deliver (at such time as it is requested to do so by us) a report attesting to the effectiveness of our internal control over financial reporting or if we in the future identify and fail to remediate material weaknesses in our internal controls identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.
The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
Our mortgage loan origination business is dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement. We are in the process of enhancing our proprietary, automated, risk-based due diligence platform (known as OLIE), which we expect to provide a highly scalable, transparent, and consistent diligence platform from loan origination to securitization. We believe OLIE is a significant competitive advantage, but the technology in this platform is new and is still being refined and implemented. If we are unsuccessful in implementing this platform as quickly as we intend, or if we experience technical difficulties with the platform, our business and operations could be adversely affected. Our due diligence platform and other technologies may not meet our expectations or maintain our needs for technological advancement. Further, the development of such technologies and maintaining and improving new technologies will require significant capital expenditures and maintaining the technological proficiency of our personnel will require significant expense.
As technological requirements increase in the future, we will have to fully develop these capabilities to remain competitive, and any failure to do so could adversely affect our business, financial condition and results of operations.
The ongoing implementation of the Dodd-Frank Act will increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations, all of which could adversely affect our business, financial condition and results of operations.
The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of CFPB authorized to promulgate and enforce consumer protection regulations relating to financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations.
On January 10, 2013, the CFPB announced a rule to implement certain provisions of the Dodd-Frank Act relating to mortgage originations. Under the new originations rule, before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain requirements will be presumed to comply with the new rule with respect to these loans. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for customer service. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. Both the origination and servicing rules took effect on January 10, 2014. The CFPB also issued guidelines on October 13, 2011 and January 11, 2012 indicating that it would send examiners to banks and other institutions that service and/or originate mortgage loans to assess whether consumers’ interests are protected.
The ongoing implementation of the Dodd-Frank Act, including the implementation of the new origination and servicing rules by the CFPB and the CFPB’s continuing examination of our industry, will increase our regulatory compliance burden and associated costs and place restrictions on our servicing operations, which could in turn adversely affect our business, financial condition and results of operations.
State or federal governmental examinations, legal proceedings or enforcement actions and related costs could have a material adverse effect on our liquidity, financial position and results of operations.
We are routinely involved in regulatory reviews and legal proceedings concerning matters that arise in the ordinary course of our business. An adverse result in regulatory actions or examinations or private lawsuits may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of purported class action lawsuits and regulatory actions by state regulators and other industry participants have been the subject of actions by state Attorneys General. Regulatory investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations can be substantial. In addition, government-mandated changes to servicing practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.
The enforcement consent orders by, agreements with, and settlements of, certain federal and state agencies against other mortgage servicers related to foreclosure practices could impose additional compliance costs on our servicing business, which could adversely affect our business, financial condition and results of operations.
The federal and state agencies overseeing certain aspects of the mortgage market have entered into settlements and enforcement consent orders with other mortgage servicers regarding foreclosure practices that primarily relate to mortgage loans originated during the credit crisis. The enforcement consent orders require the servicers, among other things, to: (i) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls pertaining to their third party vendors, including outside legal counsel, that provide default management or foreclosure services.
Although we are not a party to any of these settlements and enforcement consent orders and lack the legacy loans that gave rise to these settlements and enforcement consent orders, the practices set forth in those settlements and consent orders are being adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices. We may also become required to comply with these practices by our servicing agreements. While we have made and continue to make changes to our operating policies and procedures in light of these settlements and consent orders, further changes could be required, and changes to our servicing practices will increase compliance costs for our servicing business, which could adversely affect our business, financial condition and results of operations.

Our foreclosure proceedings in certain states may be delayed due to inquiries by certain state Attorneys General, court administrators and state and federal government agencies, the outcome of which could have an adverse effect on business, financial condition and results of operations.
Allegations of irregularities in foreclosure processes, including so-called “robo-signing” by mortgage loan servicers, have gained the attention of the Department of Justice, regulatory agencies, state Attorneys General and the media, among other parties. Certain state Attorneys General, court administrators and government agencies, as well as representatives of the federal government, have issued letters of inquiry to mortgage servicers requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit procedures. Even though we have not received any letters of inquiry and we do not have the legacy loans that have been examined for irregularities in the foreclosure process, our operations may be affected by regulatory actions or court decisions that are taken in connection with these inquiries. In addition to these inquiries, several state Attorneys General have requested that certain mortgage servicers suspend foreclosure proceedings pending internal review to ensure compliance with applicable law.
The current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our financing facilities, or delay the recovery of advances, all or any of which could adversely affect our business, financial condition and results of operations.
We may incur increased costs and related losses if a borrower challenges the validity of a foreclosure action, if a court overturns a foreclosure or if a foreclosure subjects us to environmental liabilities, which could adversely affect our business, financial condition and results of operations.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.
In addition, in the course of our business, it is necessary to foreclose and take title to real estate, which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Borrowers with adjustable rate mortgage loans are especially exposed to increases in monthly payments and they may not be able to refinance their loans, which could cause delinquency, default and foreclosure and therefore adversely affect our business.
At December 31, 2013, we serviced adjustable rate mortgage loans that represented less than 0.1% of our total servicing portfolio. Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upwards adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase the cost of servicing the mortgage loans we service and reduce the number of mortgage loans we service.

Our counterparties may terminate our MSRs, which could materially and adversely affect our business, financial condition and results of operations.
The owners of the loans we service may, under certain circumstances, terminate our MSRs. Ginnie Mae may terminate our status as an issuer if we fail to comply with servicing standards or otherwise breach our agreement with Ginnie Mae. If this were to happen, Ginnie Mae would seize our MSRs and not compensate us for our MSRs. As is standard in the industry, under the terms of our master servicing agreement with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and the GSEs also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with GSEs. See the risk factor titled, “Because we are required to follow the guidelines of the GSEs with which we do business and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans to GSEs on more favorable terms.” Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could materially and adversely affect our business, financial condition and results of operations.
Federal and state legislative and Agency initiatives in mortgage-backed securities and securitization may adversely affect our financial condition and results of operations.
There are federal and state legislative and Agency initiatives that could, once fully implemented, adversely affect our business. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in MBS they sell through a securitization, absent certain qualified residential mortgage (“QRM”) exemptions. Once implemented, the risk retention requirement may result in higher costs of certain origination operations and impose on us additional compliance requirements to meet servicing and origination criteria for QRMs. Additionally, the amendments to Regulation AB relating to the registration statement required to be filed by asset-backed securities (“ABS”) issuers adopted in March 2011 by the SEC pursuant to the Dodd-Frank Act would increase compliance costs for ABS issuers, which could in turn increase our cost of funding and operations. Any of the foregoing could adversely affect our business, financial condition and results of operations.
We may be required to indemnify purchasers of the mortgage loans we originate or of the MBS backed by such loans or to repurchase the related loans if the loans fail to meet certain criteria or characteristics.
The indentures governing our securitized pools of mortgage loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify purchasers of the loans we originate or of the MBS backed by such loans or to repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan quality and loan circumstances are inaccurate;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage; or

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.
We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify them or repurchase loans they have purchased and would benefit from enforcing any repurchase remedies they may have. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold. If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
Because we are required to follow the guidelines of Ginnie Mae and the GSEs and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans to Ginnie Mae or the GSEs on more favorable terms.
In our transactions with Ginnie Mae and the GSEs, we are required to follow specific guidelines that impact the way we service and originate mortgage loans including:

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of non-reimbursable advances.
In particular, the FHFA has directed GSEs to align their guidelines for servicing delinquent mortgages they own or guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, FHFA has directed Fannie Mae to assess compensatory fees against servicers in connection with delinquent loans, foreclosure delays, and other breaches of servicing obligations.
We cannot negotiate these terms with the GSEs, and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing our fees or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which could adversely affect our business, financial condition and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our cash flows, liquidity, business, financial condition and results of operations.
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, pay legal expenses and fund other protective advances. We also advance funds to maintain, repair and market real estate properties that we service. Fannie Mae and Freddie Mac currently permit us to stop advancing delinquent principal and interest when a loan is 120 days delinquent, but this policy could change at any time. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. With respect to loans in Ginnie Mae pools, advances are not recovered until the loan becomes current or we make a claim with the FHA or other insurer, and our right to reimbursement is capped. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our cash flows and liquidity. An increase in delinquency and default rates on the loans that we service will increase the need for us to make advances. If delinquencies were to increase at the same time that Fannie Mae and Freddie Mac were to change their policies about reimbursing advances at 120 days delinquent, this combination would adversely affect our liquidity. These actions could take place in a distressed economic environment, and thus, we may find it difficult to retain our warehouse financing, which finances our business. If so, then we could find it extremely difficult to continue operations. Even if this combination of risks does not occur at the same time, any increase in delinquency or delay in our ability to collect an advance may adversely affect our cash flows and liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations. Additionally, as we continue to grow our originations to increase our loan servicing portfolio, the negative operating cash flows we have experienced will likely continue in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, including the commitments we make to prospective borrowers, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
A delay in obtaining or failure to obtain servicer ratings could have an adverse effect on our business, financial condition and results of operations.
In connection with our business of servicing non-Agency mortgage loans, we are pursuing obtaining servicer ratings from Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings as a residential mortgage loan servicer. We expect to receive those ratings, but there can be no assurances that we will receive servicer ratings from each rating agency in a timely manner, or at all. A delay in obtaining or failure to obtain servicer ratings will delay our ability to increase our non-Agency mortgage loan servicing business, which could have an adverse effect on our business, financial condition and results of operations. In addition, any ratings that we receive may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition and results of operations.

Technology failures or terrorist attacks could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.
The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers and other business partners. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.
A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.
In addition, the terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.
We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our shares of common stock to decline or be more volatile. A prolonged economic slowdown, recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.
We have purchased certain refinancing loans where the correspondent originating the refinancing loan failed to obtain a satisfaction and release of the prior mortgage loan.
In early 2013, we became aware that we purchased certain refinancing loans with original principal amounts totaling approximately $5.2 million in cases where the prior mortgage on the property securing the mortgage loan that we purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of our process in purchasing a mortgage loan from a correspondent, we generally require that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these loans. As a result, the borrower should be insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. We believe that our procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage and that our practice of obtaining closing protection letters is appropriate to protect us in these situations. We have notified the affected borrowers and the relevant insurance carriers, and we expect that the title insurance obtained in connection with the refinancings will result in our loan having a first priority status. However, there can be no assurances that the prior mortgages will be fully satisfied from the title insurance claims or that instances like this will not occur in the future.
Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability, any of which could adversely affect our business, financial condition and results of operations.
In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations and expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation.

Any of the foregoing risks could adversely affect our business, financial condition and results of operations. See also risk factor titled, “Technology failures or terrorist attacks could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.”

Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. Additionally, in April 2012 the CFPB issued CFBP Bulletin 2012-03 which states that supervised banks and non-banks could be held liable for actions of their service providers.  As a result, we could be exposed to liability, CFBP enforcement actions or other administrative penalties if the vendors with whom we do business violate consumer protection laws.
The loss of the services of our senior executives could adversely affect our business, financial condition and results of operations.
The experience of our senior executives is a valuable asset to us. Our management team has significant experience in the residential mortgage origination and servicing industry. We have obtained a key life insurance policy on Mr. Cutillo but do not maintain and do not currently plan to obtain key life insurance policies on any of our other senior managers.
Additionally, under certain financing agreements, the loss of the services of senior executives could have adverse consequences. Under the Master Purchase Agreement between us and Barclays Bank PLC (“Barclays”), dated as of December 20, 2013, if Mr. Cutillo resigns, is removed or experiences a substantial change in management responsibilities without the approval of Barclays, an event of default would occur. If an event of default occurs, Barclays may terminate the agreement and may exercise various other remedies.
Under the Master Repurchase Agreement between us and Bank of America, N.A. (“Bank of America”), dated as of February 26, 2014, event of default is defined to include a change in key personnel without the prior written consent of Bank of America. Key personnel is defined as Mr. Cutillo as chief executive officer, Mr. Bettenburg as president and Mr. Swain as executive vice president of loan servicing. If an event of default occurs, Bank of America may declare certain amounts immediately due and payable and may exercise various other remedies. Thus, the loss of services of our senior executives could thus adversely affect our business, financial condition and results of operations.
Our business could suffer if we fail to attract and retain a highly skilled workforce.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan servicers, debt default specialists, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us, and this could materially affect our business, financial condition and results of operations.
Negative public opinion could damage our reputation and adversely affect our earnings.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers, business partners and communities, this risk will always be present in our organization.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table sets forth information related to our primary operating facilities at December 31, 2013. In addition to the facilities listed in the table below, we also lease small offices (retail branches and executive suites) throughout the United States.

Location	Owned/Leased	Square Footage
Principal executive office:
Indianapolis, Indiana -- Corporate Headquarters	Leased	77,421
Business operations and support offices:
Clearwater, Florida	Leased	32,533
Dallas, Texas	Leased	22,400
Indianapolis, Indiana	Leased	21,000
St. Louis Park, Minnesota	Leased	17,726
Overland Park, Kansas	Leased	16,000
Scottsdale, Arizona	Leased	12,717
Lake Forest, California	Leased	9,890
Oak Brook, Illinois	Leased	9,192
Minneapolis, Minnesota	Leased	6,335

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings at December 31, 2013, see the "Litigation" section of Note 16, "Commitments and Contingencies" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock, par value $0.01 per share, has been listed on the NYSE under the symbol "SGM" since October 10, 2013. Our initial public offering was priced at $16.00 on October 9, 2013. The following table presents the high and low sales prices for our common stock on the NYSE for the fourth quarter of 2013 (from October 10, 2013):

	High	Low
2013
Fourth Quarter	$18.94	$15.73

As of March 7, 2014, there were 25,769,236 shares outstanding and 78 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

We have never declared or paid dividends on our common stock and we currently do not expect to declare or pay any dividends in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, results of operations, liquidity, legal requirements, restrictions that may be imposed by the terms in current and future financing instruments to which we are a party, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, the Russell 2000 Market Index and the S&P Diversified Financials Market Index from October 10, 2013 (the date our common stock began trading on the NYSE) through December 31, 2013. This graph assumes an initial investment of $100 on October 10, 2013 in each of our common stock, the Russell 2000 Market Index and the S&P Diversified Financials Market Index (and the reinvestment of all dividends).
The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph is not indicative of, and is not intended to forecast, the potential future performance of our commons stock. The following graph and related information shall not be deemed "soliciting materials" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial information of Stonegate. The information has been derived from our audited consolidated financial statements for each of the years in the three year period ended December 31, 2013, 2012 and 2011 included in this Annual Report on Form 10-K. Amounts presented for basic and diluted earnings per share reflect the impact of our stock dividend of 12.861519 additional shares of our common stock for each share of our common stock that was outstanding on May 14, 2013.
You should read this selected financial data along with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

(In thousands, except per share data)	As of and for the Year ended December 31,
	2013	2012	2011
Income Statement Data
Revenues:
Gains on mortgage loans held for sale	$83,327	$71,420	$16,735
Changes in MSR valuation	$14,422	$—	$—
Loan origination and other loan fees	$21,227	$9,871	$4,288
Loan servicing fees	$22,204	$5,908	$2,628
Interest income	$16,767	$5,257	$2,371
Expenses:
Salaries, commissions and benefits	$72,475	$32,737	$13,085
General and administrative	$23,085	$7,706	$3,163
Interest expense	$14,426	$6,239	$2,728
Impairment of MSRs	$—	$11,698	$2
Amortization of MSRs	$—	$3,679	$960
Net income	$22,598	$17,085	$2,335
Basic earnings per share	$1.61	$5.31	$0.70
Diluted earnings per share	$1.32	$2.26	$0.59
Balance Sheet Data
Cash and cash equivalents	$43,104	$15,056	$403
Mortgage loans held for sale, at fair value	$683,080	$218,624	$61,729
MSRs, at fair value	$170,294	$—	$—
MSRs, at lower of amortized cost or fair value	$—	$42,202	$17,679
Total assets	$989,889	$309,606	$89,108
Secured borrowings	$342,393	$102,675	$57,894
Mortgage repurchase borrowings	223,113	$100,301	$—
Warehouse lines of credit	$7,056	$—	$—
Total liabilities	$682,388	$254,357	$78,692
Total stockholders' equity	$307,501	$55,249	$10,416
Other Data
Origination volume	$8,706,887	$3,449,407	$1,050,434
Servicing portfolio ($UPB)	$11,923,510	$4,145,340	$1,315,888

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(In Thousands, Except Share and Per Share Data or As Otherwise Stated Herein)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements and related notes as of and for the years ended December 31, 2013, 2012 and 2011, included in Part II, Item 8 of this Annual Report on Form 10-K. This MD&A contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. As used in this discussion and analysis, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” refer to Stonegate Mortgage Corporation and its consolidated subsidiaries.

Overview
We are a non-bank integrated mortgage company focused on the U.S. residential mortgage market. We were initially incorporated in the State of Indiana in January 2005. As a result of an acquisition and subsequent merger with Swain Mortgage Company in 2009, we are now an Ohio corporation. We originate, acquire, sell, finance and service residential mortgage loans. We predominantly sell mortgage loans to the Federal National Mortgage Association ("Fannie Mae" or "FNMA"), to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and in Government National Mortgage Association ("Ginnie Mae" or "GNMA") pools of mortgage backed securities ("MBS"). We also sell mortgage loans to other third-party investors in the secondary market and provide short-term warehouse financing to other residential mortgage loan originators. As of December 31, 2013, we were licensed to originate and service residential mortgage loans in 45 states and Washington, D.C., and we are an approved Seller Servicer of FNMA, FHLMC and GNMA. We intend to become licensed in the final three of the contiguous United States, New York, Vermont and Nevada, in 2014.
We derive our revenue from three principal sources: mortgage origination, mortgage servicing and mortgage financing. Our mortgage origination business generates income primarily through origination fees and gains upon the sale of mortgage loans sourced through our correspondent, wholesale and retail channels. We also provide financing to our correspondent customers while they are accumulating loans prior to selling them to aggregators, including ourselves, through our mortgage financing business and we earn interest and fee income for these services. We also have the ability to retain the mortgage servicing rights ("MSRs") on the loans we sell and to create a recurring servicing income stream in our mortgage servicing business. We believe our three business lines are complementary and provide us with the ability to effectively and efficiently source, finance, sell and service mortgage loans.
Mortgage Originations
Our mortgage origination business primarily originates and sells residential mortgage loans, which conform to the underwriting guidelines of the GSEs and government agencies. We also originate and sell jumbo loans, i.e., loans that conform to the underwriting guidelines of the GSEs, except that they exceed the maximum loan size allowed for single unit properties. For additional information regarding the mortgage loan products we offer, refer to the "Mortgage Originations" section included in Part I, Item 1 of this Annual Report on Form 10-K.
We originate residential mortgage loans through three channels: correspondent, wholesale and retail. Although the majority of our originations are currently through our correspondent channel, our presence in the wholesale and retail channels makes our platform both diversified and scalable. While the channels are diverse, we constantly focus on quality control and maintaining high underwriting standards. We perform diligence on and underwrite loans through our proprietary technology platform, Online Loan Information Exchange ("OLIE"), an integrated, automated risk-based due diligence engine that automates the review process by applying business rules specific to the loan and the seller. We analyze credit, collateral and compliance risk on every loan on a pre-funding or a pre-purchase basis in order to ensure that each loan meets our investors’ standards and any applicable regulatory rules. We also capture loan data and documents associated with the loan from application through sale/securitization and servicing, giving us the ability to run additional business rules that provide indication of loan performance. We believe that the ability to offer greater transparency and data to institutional investors that purchase our loans or securities backed by our loans will provide us with a substantial advantage over our competitors in our sales executions as the mortgage market continues to evolve and we begin to securitize our own non-Agency mortgage loans. For additional information regarding our mortgage loan origination channels, refer to the "Mortgage Originations" section included in Part I, Item 1 of this Annual Report on Form 10-K.

Mortgage Servicing
Our mortgage servicing business is organized to maintain a high quality servicing portfolio and keep delinquency rates far below the industry average. We perform loan administration, collection and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and our property dispositions. For additional information regarding our mortgage servicing business, refer to the "Mortgage Servicing" section included in Part I, Item 1 of this Annual Report on Form 10-K.
Mortgage Financing
We acquired our financing platform, known as NattyMac, in August 2012, and fully integrated the platform into our mortgage banking operations in December of 2012. Founded in 1994, NattyMac earlier operated as an independent mortgage warehouse lender focused on financing prime mortgage collateral, such as Agency-eligible, government insured and government guaranteed loans that were committed for purchase by GSEs. In June 2013, we consolidated our NattyMac financing platform into a wholly-owned subsidiary which will focus on providing warehouse financing to our correspondent customers and others. We expect that NattyMac will be able to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for our correspondents who are its customers and others. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. We intend for this to create an additional source of funding for our correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase. For additional information regarding our mortgage loan products, refer to the "Mortgage Financing" section included in Part I, Item 1 of this Annual Report on Form 10-K.
Market Considerations
Mortgage Originations
Today’s U.S. residential mortgage loan origination sector primarily offers conventional Agency and government conforming mortgage loans. Non-prime and alternative lending programs and products represent only a small fraction of total mortgage loan originations. This dynamic, along with increased capital requirements, increased regulatory and compliance burdens and increased risks associated with repurchase requirements, has led to a consolidation among mortgage lenders in both the retail and wholesale channels and has resulted in less competition. In addition to such consolidation, many mortgage loan originators have exited the market entirely.
Origination volume is impacted by changes in interest rates and the housing market. Overall originations volumes are down significantly in the current economic environment. According to Inside Mortgage Finance, total U.S. residential mortgage originations volume decreased from $3.0 trillion in 2006 to $1.9 trillion in 2013 and is projected to decrease further to an estimated $1.2 trillion during 2014. Depressed home prices and increased loan-to-value ratios may preclude many potential borrowers, including borrowers whose existing mortgage loans we service, from refinancing their existing mortgage loans. An increase in prevailing interest rates could also decrease origination volume.
In addition, there continue to be changes in legislation and licensing in an effort to simplify the consumer mortgage loan experience, which require technological changes and additional implementation costs for mortgage loan originators. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses. For additional information, see “Regulation” within Part I, Item 1 "Business" of this Annual Report on Form 10-K.
Mortgage Servicing
The mortgage servicing industry is impacted by borrower delinquencies and foreclosure practices, and servicers require a high level of expertise to comply with ongoing mortgage servicing reform and standardization of servicing and foreclosure practices through the industry. The modification of our processes to adopt any new servicing and foreclosure standards may cause an increase in our operating expenses. For additional information, see “Regulation” within Part I, Item 1 "Business" of this Annual Report on Form 10-K.

Recent Industry Trends

Since June 2013, the U.S. residential mortgage industry has experienced an increase in interest rates. Industry-wide mortgage loan originations have declined as the recent increase in interest rates has made the refinancing of mortgage loans less attractive for borrowers. Increasing interest rates can have a direct impact on the operating results of companies in the mortgage industry, including on our operating results. An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination and loan lock volumes;

•	a shift from loan refinancing volume to purchase loan volume;

•	short-term contraction of the gain on sale margin of mortgage loans including negative fair market value adjustments on locked loans and loans held for sale;

•	an increase in net interest income from financing (assuming a steeper forward yield curve);

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations; and

•	a reduction of gains from mortgage loan sales.

Performance Highlights

•	Revenues of $157,947 for the year ended December 31, 2013, an increase of 69% compared to the year ended December 31, 2012.

•	Net income of $22,598 for the year ended December 31, 2013, an increase of 32% compared to the year ended December 31, 2012.

•	Diluted earnings per share (“EPS”) of $1.32 for the year ended December 31, 2013 a decrease of 42% compared to the year ended December 31, 2012.

•	Mortgage loan originations of $8,706,887 for the year ended December 31, 2013, an increase of 152% compared to the year ended December 31, 2012.

•	Mortgage servicing portfolio of $11,923,510 as of December 31, 2013, an increase of 188% from December 31, 2012.

Non-GAAP Financial Measures
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net income and adjusted diluted EPS as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted diluted EPS exclude certain items that we do not consider part of our core operating results including changes in valuation inputs and assumptions on our MSRs, the bargain purchase gain from our 2012 acquisition of NattyMac, interest expense related to the financing of our term loan with an investor (including warrants issued), certain other non-cash expense items and ramp-up costs associated with the launch of our non-agency jumbo loan origination program and Nationstar business. These ramp-up costs include the advance hiring of servicing and origination staff, recruiting expenses, travel, licensing and legal expenses. In addition, adjusted net income excludes certain other non-routine income and expenses, primarily non-deferrable expenses associated with our private equity and initial public offerings and acquisition costs related to business combinations. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for income before income taxes, net income or diluted EPS prepared in accordance with GAAP.
In addition, adjusted net income has limitations as an analytical tool, including but not limited to the following:

•	adjusted net income does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income does not reflect the cash requirements necessary to service principal payments related to the financing of the business; and

•	other companies in our industry may calculate adjusted net income differently, thereby limiting its usefulness as a comparative measure.
Because of these and other limitations, adjusted net income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted net income is a performance measure and is presented to provide additional information about our core operations.

The table below reconciles net income and diluted EPS to adjusted net income and adjusted diluted EPS (which are the most directly comparable GAAP measures) for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net income	$22,598	$17,085	$2,335	$5,513	32%	$14,750	632%
Adjustments:
Interest expense associated with term loan	1,587	—	—	1,587	N/A	—	N/A
Changes in valuation inputs and assumptions on MSRs	(22,967)	—	—	(22,967)	N/A	—	N/A
Impairment of MSRs	—	11,698	2	(11,698)	(100)%	11,696	584,800%
Stock-based compensation expense	2,579	13	—	2,566	19,738%	13	N/A
Ramp-up and other non-routine expenses	7,386	—	—	7,386	N/A	—	N/A
Bargain purchase gain	—	(1,172)	—	1,172	(100)%	(1,172)	N/A
Acquisition costs	146	406	—	(260)	(64)%	406	N/A
Tax effect of adjustments	4,238	(4,225)	(1)	8,463	(200)%	(4,224)	422,400%
Adjusted net income	$15,567	$23,805	$2,336	$(8,238)	(35)%	$21,469	919%

Diluted EPS	$1.32	$2.26	$0.59	$(0.94)	(42)%	$1.67	283%
Adjustments:
Interest expense associated with term loan	0.09	—	—	0.09	N/A	—	N/A
Changes in valuation inputs and assumptions on MSRs	(1.34)	—	—	(1.34)	N/A	—	N/A
Impairment of MSRs	—	1.56	—	(1.56)	(100)%	1.56	N/A
Stock-based compensation expense	0.15	—	—	0.15	N/A	—	N/A
Ramp-up and other non-routine expenses	0.43	—	—	0.43	N/A	—	N/A
Bargain purchase gain	—	(0.15)	—	0.15	(100)%	(0.15)	N/A
Acquisition costs	0.01	0.05	—	(0.04)	(80)%	0.05	N/A
Tax effect of adjustments	0.25	(0.56)	—	0.81	(145)%	(0.56)	N/A
Adjusted diluted EPS	$0.91	$3.16	$0.59	$(2.25)	(71)%	$2.57	436%
Adjusted net income decreased $8,238, or 35%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was primarily attributable to margin compression from an increase in originations from the correspondent channel, which typically has lower profit margins. In addition, higher operating expenses as a result of our rapid growth and expansion caused increases in compensation, facilities and professional services expenses. Adjusted diluted EPS decreased $2.25, or 71%, for the year ended December 31, 2013 as compared to the year ended year ended December 31, 2012. The decrease was primarily attributable to the previously discussed decrease in adjusted net income as well as the dilution associated with higher weighted average shares outstanding as a result of our equity offerings during 2013.

Significant Transactions

Acquisition of Crossline Capital, Inc.

On December 19, 2013, we acquired Crossline Capital, Inc. ("Crossline"), a California-based mortgage lender that originates and services residential mortgages. The acquisition of Crossline will allow the Company to increase its origination volume through geographic expansion. Crossline is licensed to originate mortgages in 20 states including Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Maryland, Massachusetts, New Hampshire, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, and is an approved FNMA Seller Servicer. In addition, Crossline operates two national mortgage origination call centers in Lake Forest, California and Scottsdale, Arizona and also operates retail mortgage origination branches in seven other locations in Southern California. Total consideration for Crossline, which, along with working capital for the business, has or will be funded out of our existing cash resources and line of credit facilities with our warehouse lenders, was $11,471, which includes cash consideration of $9,765 and contingent consideration based primarily on future origination volume estimated to be $1,706 at the acquisition date. Crossline contributed approximately $20,861 in mortgage loan originations during the year ended December 31, 2013 (during the period between the December 19, 2013 acquisition date and December 31, 2013). For additional information regarding this transaction, refer to Note 4, "Business Combinations," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Acquisition of Wholesale Channel and Retail Assets from Nationstar Mortgage Holdings, Inc.

On November 29, 2013, we acquired the wholesale lending channel and certain distributed retail assets of Nationstar Mortgage Holdings Inc. ("Nationstar"). The acquisition of Nationstar’s wholesale lending channel and retail assets complement our existing wholesale and retail channels and accelerates our geographic retail channel expansion. In the acquisition, we agreed to purchase the assets and offer employment to certain employees associated with these businesses. The cash purchase price for the assets acquired from Nationstar was $484, which, along with working capital for the business, was funded out of our existing cash resources and line of credit facilities with our warehouse lenders. For additional information regarding this transaction, refer to Note 4, "Business Combinations," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Initial Public Offering
On October 16, 2013, we completed our initial public offering of 8,165,000 shares of common stock (including 1,065,000 shares exercised pursuant to an overallotment option granted to the underwriters) at a price to the public of $16.00 per share, resulting in initial net proceeds of $123,928 after deducting underwriting discounts and commissions of approximately $6,712. In addition, we incurred $3,259 of issuance costs associated with the initial public offering. We intend to use the net proceeds of our initial public offering to make investments related to our business and for other general corporate purposes. Additionally, we may choose to expand our business through acquisitions of or investments in other businesses using cash or shares of our common stock.

Launch of Non-Agency Jumbo Loans

During the third quarter of 2013, we launched our non-agency jumbo loan program, which includes mortgage loans exceeding the conforming loan limits of FNMA and FHLMC (the "GSEs"). Under current limits, a jumbo loan represents a mortgage loan of more than $417, or, in certain geographies where homes are considered high cost, a mortgage loan of more than $626. During the year ended December 31, 2013, our non-agency jumbo loan originations totaled $7,387. We expect our non-agency jumbo loan originations to grow in the future as we expand into new geographic markets and continue our marketing efforts related to this program. During the year ended December 31, 2013, we entered into loan sale agreements with two additional financial institutions, expanding our capability to sell non-agency jumbo loans direct to secondary market investors.

Private Offering

On May 15, 2013, we completed a private offering of 6,388,889 shares of common stock at a per-share price of $18.00, resulting in initial net proceeds of $107,300 after deducting the initial purchaser's discount and placement fee of approximately $7,700. In addition, we incurred $2,700 of issuance costs associated with the private offering. We used the net proceeds of our private offering to make investments related to our business and for other general corporate purposes.

Acquisition of Assets from NattyMac, LLC

On August 30, 2012, we acquired all rights, title and interest in the assets of the NattyMac, LLC ("NattyMac") single-family mortgage loan warehousing business for total consideration of $2,607, which included cash consideration of $512 and contingent consideration based on future funding volume estimated to be $2,095 at the acquisition date. Founded in 1994 in St. Petersburg, FL, NattyMac operated as an independent mortgage warehouse lender focused on financing prime mortgage loans that were committed for purchase by GSEs. NattyMac’s strong reputation in the mortgage banking industry, along with its warehouse financing platform and experienced staff, has complemented the Company’s existing business and allowed the Company to provide an additional source of funding to its correspondent customers beginning in the third quarter of 2013. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. For additional information related to this acquisition, refer to Note 4, “Business Combinations,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Recent Developments

Acquisition of Medallion Mortgage Company

On February 4, 2014, we completed our acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion originated more than $400,000 in mortgage loans during the year ended December 31, 2013 through its California and Utah locations, serving customers with an extensive portfolio of residential real estate loan programs. The acquisition of Medallion included 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, we agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees. The cash consideration for this acquisition was $258. Consideration yet to be paid for this acquisition also includes contingent consideration based upon future origination volume, for which we have not yet determined the acquisition date fair value. The contingent consideration is conditional upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date and is uncapped in amount. Total consideration for Medallion, which, along with working capital for the business, will be funded out of our existing cash resources.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our consolidated results of operations for the years ended December 31, 2013 and 2012 are as follows:

	Years ended December 31,
	2013	2012	$ Change	% Change
Revenues
Gains on mortgage loans held for sale	$83,327	$71,420	$11,907	17%
Changes in mortgage servicing rights valuation	14,422	—	14,422	100%
Loan origination and other loan fees	21,227	9,871	11,356	115%
Loan servicing fees	22,204	5,908	16,296	276%
Interest income	16,767	5,257	11,510	219%
Other revenue	—	1,172	(1,172)	(100)%
Total revenues	157,947	93,628	64,319	69%
Expenses
Salaries, commissions and benefits	72,475	32,737	39,738	121%
General and administrative	23,085	7,706	15,379	200%
Interest expense	14,426	6,239	8,187	131%
Occupancy, equipment and communications	9,843	2,999	6,844	228%
Impairment of mortgage servicing rights	—	11,698	(11,698)	(100)%
Amortization of mortgage servicing rights	—	3,679	(3,679)	(100)%
Provision for mortgage repurchases and indemnifications	(417)	0	(417)	100%
Depreciation and amortization expense	2,209	750	1,459	195%
Loss on disposal of property and equipment	105	11	94	855%
Total expenses	121,726	65,819	55,907	85%
Income before income taxes	36,221	27,809	8,412	30%
Income tax expense	13,623	10,724	2,899	27%
Net income	$22,598	$17,085	$5,513	32%
Weighted average diluted shares outstanding (in thousands)	17,113	7,517	9,596	128%
Diluted EPS	$1.32	$2.26	$(0.94)	(42)%
Revenues
During the year ended December 31, 2013, total revenues increased $64,319, or 69%, as compared to the year ended December 31, 2012. The increase in revenues resulted from increases in our loan servicing fees, interest income, loan origination and other loan fees and changes in MSRs valuation, partially offset by decreases in our gains on mortgage loans held for sale and other revenues. The increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $8,082,350 during the year ended December 31, 2013, compared to an average servicing portfolio of $2,450,156 during the year ended December 31, 2012. The increase in interest income was primarily a result of an increase in mortgage loan originations as well as higher interest rates during the year ended December 31, 2013 as compared to December 31, 2012. Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the year ended December 31, 2013 as compared to December 31, 2012. The increase in the net change in MSRs valuation resulted from our change in accounting for our MSRs during 2013, as previously described. The increase in our gains on mortgage loans held for sale during the year ended December 31, 2013 was primarily a result of the increase in the amount of loans originated during the twelve months ended December 31, 2013 as compared to the twelve months ended December 31, 2012, which was partially offset by unfavorable fair market value adjustments related to our derivative assets and liabilities (IRLCs and related MBS forward trades) resulting from increasing interest rates, as well as margin compression from an increase in originations from the correspondent channel which typically has lower profit margins. The decrease in other revenue was due to the bargain purchase gain related to the acquisition of NattyMac assets during the year ended December 31, 2012, for which there was no comparable gain during the year ended December 31, 2013.
Mortgage Loan Originations
The following table illustrates mortgage loan originations by type for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013		2012
	$	% Total	$	% Total
Conventional [1]	$5,219,463	60%	$2,381,385	69%
Government insured [2]	3,480,037	40%	1,068,022	31%
Non-agency jumbo	7,387	—%	—	—%
Total mortgage loan originations	$8,706,887	100%	$3,449,407	100%
1 Conventional includes FNMA and FHLMC mortgage loans.
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).
The following is a summary of mortgage loan origination volume by channel for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013			2012
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,839	$628,934	7%	3,039	$508,885	15%
Wholesale	8,183	1,636,449	19%	4,554	893,756	26%
Correspondent	33,774	6,441,504	74%	10,536	2,046,766	59%
Total mortgage loan originations	45,796	$8,706,887	100%	18.129	$3,449,407	100%
The increased volume in the correspondent channel is consistent with our strategic direction of building a diversified and scalable origination business and retaining MSRs on residential mortgage loans. We intend on building our retail operations through acquisitions of small retail mortgage operators during 2014 and by increasing our retail operations as a percentage of our overall business.
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

A summary of the mortgage loan origination volume by FICO score and LTV for the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$281	$658	$5,555	$236	$6,730	—%
620-680	101,853	229,008	255,545	1,351,489	31,125	$1,969,020	23%
681-719	150,520	357,350	272,853	956,398	37,470	$1,774,591	20%
>719	873,714	1,637,813	687,301	1,675,806	81,912	$4,956,546	57%
Total mortgage loan originations	$1,126,087	$2,224,452	$1,216,357	$3,989,248	$150,743	$8,706,887	100%
% Total	13%	25%	14%	46%	2%	100%

	Year ended December 31, 2012
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$120	$251	$765	$2,140	$—	$3,276	—%
620-680	25,480	63,734	76,985	388,774	12,081	$567,054	17%
681-719	50,571	110,742	82,885	254,186	23,496	$521,880	15%
>719	477,146	871,140	299,447	623,353	86,111	$2,357,197	68%
Total mortgage loan originations	$553,317	$1,045,867	$460,082	$1,268,453	$121,688	$3,449,407	100%
% Total	16%	30%	13%	37%	4%	100%
Our mortgage loan originations during the year ended December 31, 2013 have moderately shifted toward lower FICO scores and higher LTV percentages primarily as a result of the increase toward GNMA mortgage originations, which increased from 31% of total mortgage loan originations during the year ended December 31, 2012 to 40% of total mortgage loan originations during the year ended December 31, 2013. GNMA mortgage loans generally allow for lower minimum FICO scores and higher maximum LTV percentages.

Mortgage Loan Servicing
The following is a summary of loan servicing fee income by component for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	$ Change	% Change
Contractual servicing fees	$21,656	$5,676	$15,980	282%
Late fees	548	232	316	136%
Loan servicing fees	$22,204	$5,908	$16,296	276%
Our loan servicing fees increased to $22,204 during the year ended December 31, 2013 from $5,908 during the year ended December 31, 2012. The 276% increase in loan servicing fees was primarily the result of an 230% increase in the average UPB of mortgage loans serviced during the year ended December 31, 2013 compared to the year ended December 31, 2012. In addition, we experienced a higher concentration of GNMA loans in our servicing portfolio, which have a higher servicing fee.
The following table illustrates our mortgage servicing portfolio by type as of December 31, 2013 and 2012:

	December 31,
	2013		2012
	$ UPB	% Total	$ UPB	% Total
FNMA	$7,254,178	61%	$2,781,389	67%
GNMA	4,507,443	38%	1,363,951	33%
FHLMC	161,889	1%	—	—%
Total servicing portfolio	$11,923,510	100%	$4,145,340	100%

The following is a summary of mortgage loan servicing portfolio characteristics by loan type as of December 31, 2013 and 2012:

	December 31, 2013
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount (whole dollars)	Weighted Average Servicing Fee
FNMA	3.85%	10.4	$195,959	25 bps
GNMA	3.79%	9.8	$159,403	31 bps
FHLMC	4.35%	0.3	$249,829	25 bps
Total	3.84%	10.0	$180,809	27 bps

	December 31, 2012
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount (whole dollars)	Weighted Average Servicing Fee
FNMA	3.84%	8.5	$188,942	25 bps
GNMA	3.92%	10.3	$145,877	31 bps
FHLMC	N/A	N/A	N/A	N/A
Total	3.86%	9.0	$172,213	27 bps
Our servicing portfolio characteristics reflect the influence of overall lower interest rates in 2013 loan production. The weighted average coupon of the portfolio dropped slightly during 2013, while the average balance and average age increased. Lower rates tend to prepay more slowly and newer loans generally have longer remaining lives. The increased average loan amounts represent expansion into certain higher-priced residential geographic areas as we expanded our footprint.
Expenses
Salaries, commissions and benefits expense increased $39,738, or 121%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the increase in our headcount from 443 employees at December 31, 2012 to 1,219 employees at December 31, 2013. We have increased our sales force and support staff to facilitate the growth in our loan originations, mortgage servicing and mortgage financing operations. Since origination volumes have increased, the variable commissions paid to employees were also higher during the year ended December 31, 2013. The Company also increased its contribution to and the quality of the employee benefit packages, including health and welfare plans, incentive compensation and stock-based compensation, to continue to attract and retain talent in the markets we serve, which contributed to the increase in 2013.
General and administrative expenses increased $15,379, or 200%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the increase in loan origination (including costs associated with the launch of our non-agency jumbo loan program) and loan servicing activities, integration and ramp-up costs associated with our Nationstar and Crossline acquisitions, our company-wide rebranding campaign, as well as certain non-deferrable legal and accounting expenses incurred related to the preparation for our initial public offering. We also saw an increase in travel and administrative expenses as we expanded our operations into additional states.
Interest expense increased $8,187, or 131%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the increase in the volume of mortgage loans originated in the current period. In addition, we experienced an increase in interest expense due to the payoff of debt with detachable warrants issued to a stockholder in March 2013 (for additional information related to the warrants, refer to Note 17, "Capital Stock" to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
Occupancy, equipment and communication expenses increased $6,844, or 228%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as a result of increased facility, system and computer equipment requirements to accommodate increased staffing levels, new operation centers and new retail branches.
Impairment of MSRs and amortization of MSRs decreased $11,698 and $3,679, respectively, during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of the previously discussed change in our accounting treatment of MSRs.
The provision for mortgage repurchases and indemnifications decreased $417, or 100%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of a change in our assumptions for reserving for mortgage repurchases and indemnifications during the year in light of improvements in the availability of loan quality data used to determine the reserve.

Depreciation and amortization expense increased $1,459, or 195%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased property and equipment balances resulting from our overall growth and expansion, as well as increased amortization expense related to the NattyMac intangible assets acquired on August 30, 2012.
Income tax expenses were $13,623 and $10,724 for the year ended December 31, 2013 and 2012, respectively, which represented an increase of 27% during the year ended December 31, 2013. The increase was primarily due to the 30% increase in income before income tax expense during the year ended December 31, 2013, partially offset by a decrease in the effective tax rate during the year ended December 31, 2013 resulting from changes in the Company's state apportionment factors due to its geographic expansion and resulting changes in loan origination volume mix in the various states it conducts business.
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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our consolidated results of operations for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011	$ Change	% Change
Revenues
Gains on mortgage loans held for sale	$71,420	$16,735	$54,685	327%
Loan origination and other loan fees	9,871	4,288	5,583	130%
Loan servicing fees	5,908	2,628	3,280	125%
Interest income	5,257	2,371	2,886	122%
Other revenue	1,172	—	1,172	100%
Total revenues	93,628	26,022	67,606	260%
Expenses
Salaries, commissions and benefits	32,737	13,085	19,652	150%
General and administrative	7,706	3,163	4,543	144%
Interest expense	6,239	2,728	3,511	129%
Occupancy, equipment and communications	2,999	1,607	1,392	87%
Impairment of mortgage servicing rights	11,698	2	11,696	584,800%
Amortization of mortgage servicing rights	3,679	960	2,719	283%
Depreciation and amortization expense	750	357	393	110%
Loss on disposal of property and equipment	11	86	(75)	(87)%
Total expenses	65,819	21,988	43,831	199%
Income before income taxes	27,809	4,034	23,775	589%
Income tax expense	10,724	1,699	9,025	531%
Net income	$17,085	$2,335	$14,750	632%
Weighted average diluted shares outstanding (in thousands)	7,517	3,518	3,999	114%
Diluted EPS	$2.26	$0.59	$1.67	283%
Revenues
During the year ended December 31, 2012, total revenues increased $67,606, or 260%, as compared to the year ended December 31, 2011. The increase in revenues resulted from increases in both our gain on loans held for sale and our loan servicing fee income, offset by mortgage servicing rights temporary impairment adjustments. The increase in our gain on loans held for sale was a result of the increase in the amount of loans originated during the year ended December 31, 2012 compared to the year ended December 31, 2011 (which increased 228%), and higher margins earned on the sale of residential mortgage loans during the period. The increase in total servicing fee income was primarily the result of our higher average servicing portfolio balance of $2,450,156 during the year ended December 31, 2012, compared to $952,989 during the year ended December 31, 2011.

Mortgage Loan Originations
The following table illustrates mortgage loan originations by type for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012		2011
	$	% Total	$	% Total
Conventional [1]	$2,381,385	69%	$619,761	59%
Government insured [2]	1,068,022	31%	430,673	41%
Total mortgage loan originations	$3,449,407	100%	$1,050,434	100%
1 Conventional includes FNMA mortgage loans (we did not originate FHLMC mortgage loans during the years ended December 31, 2012 or 2011).
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).
The following is a summary of mortgage loan origination volume by channel for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012			2011
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,039	$508,885	15%	2,029	$317,201	30%
Wholesale	4,554	893,756	26%	2,072	361,440	35%
Correspondent	10,536	2,046,766	59%	2,145	371,793	35%
Total mortgage loan originations	18,129	$3,449,407	100%	6,246	$1,050,434	100%
The trend toward the correspondent channel is consistent with our strategic decision of building a diversified and scalable origination business and retaining MSRs on residential mortgage loans. We intend on building our retail operations through acquisitions of small retail mortgage operators during 2013 and 2014 and by increasing our retail operations as a percentage of our overall business.
A summary of the mortgage loan origination volume by FICO score for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012			2011
	# of Loans	$	% Total	# of Loans	$	% Total
< 620	26	$3,399	—%	23	$2,700	—%
620-680	3,707	589,121	17%	1,504	208,140	20%
681-719	2,998	541,376	16%	1,080	173,686	17%
> 719	11,398	2,315,511	67%	3,639	665,908	63%
Total mortgage loan originations	18,129	$3,449,407	100%	6,246	$1,050,434	100%
A summary of the mortgage loan origination volume by LTV for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012			2011
	# of Loans	$	% Total	# of Loans	$	% Total
< 70%	2,686	$557,289	16%	862	$157,244	15%
70%-80%	5,039	1,051,834	31%	1,733	322,004	31%
81%-90%	2,383	456,614	13%	796	137,961	13%
91%-100%	7,410	1,265,287	37%	2,805	424,955	40%
> 100%	611	118,383	3%	50	8,270	1%
Total mortgage loan originations	18,129	$3,449,407	100%	6,246	$1,050,434	100%

Mortgage Loan Servicing
The following is a summary of loan servicing fee income by component for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011	$ Change	% Change
Contractual servicing fees	$5,676	$2,534	$3,142	124%
Late fees	232	94	138	147%
Loan servicing fees	$5,908	$2,628	$3,280	125%
Our loan servicing fees increased to $5,908 during the year ended December 31, 2012 from $2,628 during the year ended December 31, 2011. The 125% increase in loan servicing fees was primarily the result of a 157% increase in the average UPB of mortgage loans serviced during the year ended December 31, 2012 as compared to the year ended December 31, 2011.
The following table illustrates our mortgage servicing portfolio by type as of December 31, 2012 and 2011:

	December 31,
	2012		2011
	$ UPB	% Total	$ UPB	% Total
FNMA	$2,781,389	67%	$801,789	61%
GNMA	1,363,951	33%	514,099	39%
Total servicing portfolio	$4,145,340	100%	$1,315,888	100%
The following is a summary of mortgage loan servicing portfolio characteristics by loan type as of December 31, 2012 and 2011:

	December 31, 2012
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount (whole dollars)	Weighted Average Servicing Fee
FNMA	3.84%	8.5	$188,942	25 bps
GNMA	3.92%	10.3	$145,877	31 bps
Total	3.86%	9.0	$172,213	27 bps

	December 31, 2011
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount (whole dollars)	Weighted Average Servicing Fee
FNMA	4.51%	16.0	$154,281	25 bps
GNMA	4.64%	11.6	$138,011	33 bps
Total	4.56%	14.3	$147,488	28 bps
Our servicing portfolio characteristics reflect the influence of overall lower interest rates in 2012 loan production. The weighted average coupon of the portfolio dropped during 2012, while the average balance and average age increased. Lower rates tend to prepay more slowly and newer loans generally have longer remaining lives. The increased average loan amounts represent expansion into certain higher-priced residential geographic areas as we expanded our footprint.

Expenses
Salaries, commissions and benefits expense increased $19,652, or 150%, during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of the increase in our headcount from 198 employees at December 31, 2011 to 443 employees at December 31, 2012. We increased our sales force to expand geographically and take advantage of the low interest rate environment in 2012. Our staffing levels were increased to accommodate this significant growth in original volume and manage the larger servicing portfolio. Since origination volumes had increased significantly, the variable commissions paid to employees were also much higher in 2012. We also increased our contribution and the quality of the employee benefit packages to attract and retain the best talent in the markets we serve.
General and administrative expenses increased $4,543, or 144%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily as a result of the increase in loan origination volume and loans serviced, as well as additional states in which we obtained licenses and staff travel to support growth.

Interest expense increased $3,511, or 129%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily as a result of the increase in the volume of mortgage loans originated and funded during 2012.
Occupancy, equipment and communication expenses increased $1,392, or 87%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily as a result of increased facility, system and computer equipment requirements to accommodate increased staffing levels.
Impairment of MSRs increased $11,696 during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This impairment resulted primarily from the difference between the weighted average coupon rates of the MSRs portfolio (3.86%) compared to the average 30-year fixed rate mortgage coupon rate (3.59%) as of December 31, 2012. This tends to lead to higher loan prepayments which negatively affects the fair market value of the MSRs.
Amortization of MSRs increased $2,719, or 283%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily as a result of the increase in unpaid principal balance of mortgage loans serviced during 2012.
Depreciation and amortization expense increased $393, or 110%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to increased property and equipment balances resulting from our overall growth and expansion, as well as increased amortization expense related to the NattyMac intangible assets acquired on August 30, 2012.
Income tax expenses were $10,724 and $1,699 for the year ended December 31, 2012 and 2011, respectively, which represented an increase of 531% during the year ended December 31, 2012. The increase was primarily due to the 589% increase income before income tax expense during the year ended December 31, 2012, partially offset by a decrease in the effective tax rate during the year ended December 31, 2012 as a result of changes in the Company's state apportionment factors due to its geographic expansion and resulting changes in loan origination volume mix in the various states it conducts business.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Reserve for Mortgage Repurchases and Indemnifications

Loans sold to investors by the Company which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient.

We establish a reserve for mortgage repurchases and indemnifications related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase or indemnification obligation, whether or not we currently service those loans, based on a combination of factors. Such factors include the type of loan, the channel from which it came and other loan-related specifics. The process for determining the measurement of the liability involves certain unobservable inputs such as estimated repurchase demands and repurchases, success rates on resolving disputes and loss severity and is generally subjective and involves a high degree of management judgment and assumptions. These judgments and assumptions may have a significant effect on our measurements of the liability, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our statements of operations as well as our balance sheets.

For additional information regarding our reserve for mortgage repurchases and indemnifications, refer to Note 13, "Reserve for Mortgage Repurchases and Indemnifications," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Fair Value of Financial Instruments

The Company uses fair value measurements in fair value disclosures and to record certain assets and liabilities at fair value on a recurring basis (such as derivative assets and liabilities and mortgage loans held for sale) or on a non-recurring basis, such as measuring impairment on assets carried at amortized cost or the lower of amortized cost or fair value (for periods prior to January 1, 2013) or measuring the fair value of assets and liabilities acquired through business combinations. The Company has elected fair value accounting for mortgage loans held for sale, as permitted under current accounting guidance, to more closely align the Company’s accounting with its interest rate risk management strategies.

When observable market prices do not exist for our financial instruments, we estimate fair value primarily by using cash flow and other valuation models. Our valuation models may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. The process for determining fair value using unobservable inputs, such as discount rates, prepayment speeds, default rates and cost of servicing is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our statements of operations as well as our balance sheets.

For additional information regarding the fair values of our financial instruments, refer to Note 8, "Fair Value Measurements," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Mortgage Servicing Rights

MSRs are non-financial assets that are created when a mortgage loan is sold and we retain the right to service the loan. The servicing of these loans includes payment processing, remittance of funds to investors, payment of taxes and insurance, collection of delinquent payments, and disposition of foreclosed properties. In return for these services, we receive servicing fee income and ancillary fee income. The MSRs are initially recorded at fair value, which is estimated by using a valuation model that calculates the present value of estimated future net servicing cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of the cost of servicing, the discount rate, the float value, the inflation rate, estimated prepayment speeds, and default rates. We use a dynamic model to estimate the fair value of our MSRs. The model is validated internally and senior management reviews all significant assumptions quarterly. In addition, we benchmark the performance of our internal model against the results obtained from a third party valuation specialist firm and other market participant information such as surveys, broker quotes, trades in the marketplace, and other observable data.

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

For additional information regarding our mortgage servicing rights, refer to Note 7, "Mortgage Servicing Rights," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Derivative Financial Instruments

The Company enters into derivative instruments to serve the financial needs of its customers and to reduce its risk exposure to fluctuations in interest rates. For example, the Company enters into IRLCs with certain customers to originate residential mortgage loans at specified interest rates and within a specified period of time. IRLCs on mortgage loans that are intended to be sold are accounted for as derivatives, with changes in fair value recorded in the statement of operations as part of gain or loss on sale of mortgage loans. The fair value of an IRLC is based upon changes in the fair value of the underlying mortgages estimated to be realizable upon sale into the secondary market. In estimating the fair value of an IRLC, we also adjust the fair value of the underlying mortgage loan to reflect the estimated percentage of commitments that will result in a closed mortgage loan; our estimate of this percentage will vary based on the age of the underlying commitment and changes in mortgage interest rates.

The primary factor influencing the probability that a loan will fund within the terms of the IRLC is the change, if any, in mortgage rates subsequent to the commitment date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the application, age of the application, purpose of the loan (purchase or refinance) and the application approval rate.

The Company manages the interest rate risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments, such as forward loan sales commitments and mandatory delivery commitments. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, and discounted cash flow methodologies. Fair value estimates also take into account counterparty credit risk and the Company’s own credit standing.

For additional information regarding our derivative financial instruments, refer to Note 5, "Derivative Financial Instruments," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Mortgage Loans Held for Sale

Loans that are intended to be sold in the foreseeable future, including residential mortgages, are reported as mortgage loans held for sale. The Company accounts for mortgage loans held for sale under the fair value option. Fair value of mortgage loans held for sale is typically calculated using observable market information, including pricing from actual market transactions or observable market prices from other loans that have similar collateral, credit, and interest rate characteristics. Gains or losses from the sale of mortgages are recognized based upon the difference between the selling price and fair value of the related loans upon the sale of such loans. Direct mortgage loan origination costs are recognized as noninterest expense at origination.

In order to facilitate the origination and sale of mortgage loans held for sale, we have entered into various agreements with lenders. These agreements are in the form of loan participation agreements, repurchase agreements and warehouse lines of credit with banks and other financial institutions. Mortgage loans held for sale are considered sold when we surrender control over the financial assets and those financial assets are legally isolated from us in the event of our bankruptcy. For loan participations that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. We account for all participation and repurchase agreements as secured borrowings.

For additional information regarding our mortgage loans held for sale, refer to Note 6, "Mortgage Loans Held for Sale," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

As part of the our growth strategy, we have acquired certain companies and assets in business combinations. We account for business combinations using the acquisition method, under which the total consideration transferred (including contingent consideration) is allocated to the fair value of the assets acquired (including identifiable intangible assets) and liabilities assumed. The excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed results in goodwill. In certain of our acquisitions, the fair value of the assets acquired and liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain.

In determining the total consideration transferred in a business combination, contingent consideration was a significant factor. The fair value of the contingent consideration arrangements were determined by management, with assistance from a third party valuation provider, using either the income approach (Crossline contingent on-boarding payment and NattyMac contingent earnout) or a calibrated Monte-Carlo simulation (Crossline contingent earnout); these methods require management to estimate the amount and timing of future production levels, volatility factors and discount rates. The fair values of the trade names, customer relationship and non-compete intangible assets were determined using a discounted cash flow method. This method required management to make estimates related to future revenues, expenses, income tax rates and discount rates. The fair values of the agent list and state license intangible assets were determined using a cost-to-recreate approach, which required management to estimate the costs and amounts of time it would take to replace those assets, as well as future income tax rates.

Intangible assets determined to have a finite life are amortized on a straight-line basis over their useful lives. If events or changes in circumstances indicate that the carrying amounts of finite-lived intangible assets may not be recoverable, management compares the carrying value to the current fair value (determined in the same manner and with the same assumptions as discussed above) and records any required impairment. Goodwill and other intangible assets that are deemed to have an indefinite life are not subject to amortization but rather must be reviewed for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Management exercises judgment in its assessment of qualitative factors in determining whether events or circumstances suggest that it is more likely than not that an indefinite-lived intangible asset is impaired. If management determines it is more likely than not that the asset is impaired, management performs a quantitative assessment of current fair value (which incorporates the same assumptions listed above) compared to carrying value and subsequently records any required impairment.

We completed our first annual impairment test of existing other intangible assets with indefinite lives (e.g., NattyMac trade name) during the fourth quarter of 2013, and no impairment losses were incurred. This test involved the use of estimates related to the fair value of the other intangible assets with indefinite lives, and require a significant degree of judgment and the use of subjective assumptions. The fair value of the other intangible assets were determined using a discounted cash flow method. This method required management to make estimates related to future revenue, expenses and income tax rates. Certain impairment tests may also be performed during interim periods when potential impairment indicators exist or changes in our business or other triggering events occur.

For additional information regarding our business combinations and goodwill and other intangible assets, refer to Note 4, "Business Combinations," and Note 10, "Goodwill and Other Intangible Assets," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Taxes

We determine deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on future tax consequences attributable to the differences between the book and tax bases of assets and liabilities, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. We determine whether a deferred tax asset is realizable based on currently available facts and circumstances, including the Company’s current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. On a quarterly basis, the Company evaluates its deferred tax assets to assess whether they are more likely than not to be realized in the future. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not to be realized. In such an instance, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

In both October 2013 (as a result of our initial public offering) and March 2012 (as a result of a significant investment in our preferred stock), we experienced changes in ownership as defined by Section 382 of the Internal Revenue Code (“Section 382 ownership change”). The Internal Revenue Service ("IRS") allows for the application of two approaches (the full value method and the hold constant principle) for valuing companies when identifying a Section 382 ownership change and requires that the taxpayers apply a consistent method from year to year. Section 382 generally requires a corporation to limit the amount of its income in future years that can be offset by historic taxable losses (i.e. net operating loss carryovers and certain built-in losses) after a corporation has undergone an ownership change of more than 50%. In the event of an ownership change of more than 50%, an annual limitation on the amount of net operating losses available to offset future taxable income is determined by multiplying a federally stated interest rate times the value of the company on the ownership change date. As a result, utilization of certain tax attributes including net operating loss and other carry-forwards are subject to annual limitations. Management also analyzed the impact of its private equity offering that occurred in May 2013 using the full value method and determined that an ownership change under Section 382 did not occur.

Our deferred tax assets at December 31, 2013 consisted primarily of net operating loss carryforwards, and no valuation allowance was deemed necessary, as we concluded that it is more likely than not that recorded amounts will be realized. For additional information regarding our income taxes, refer to Note 15, "Income Taxes," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Developments
ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure," was issued in January 2014. This update clarifies when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance in ASU No. 2014-04 also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance will be effective for us beginning on January 1, 2015. We are currently evaluating the guidance under ASU 2014-04 and have not yet determined the impact, if any, on our consolidated financial statements.
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

Liquidity and Capital Resources
Overview
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the funding of loan originations and purchases and the repayment of borrowings. Our unrestricted cash balance increased from $15,056 as of December 31, 2012 to $43,104 as of December 31, 2013, primarily due to cash inflows in our financing activities including net proceeds from borrowings under our mortgage participations, warehouse and operating lines of credit and net proceeds of $231,228 from our combined May 2013 private equity offering and October 2013 initial public offering, partially offset by cash outflows from operating and investing activities. We experienced negative operating cash flows during 2013 due to the lower proceeds received from sales of mortgage loans when MSRs are retained, the timing of originations versus loan sales, the related increase in inventory and the increase in derivative assets related to the locked loan pipeline. The negative operating cash flows will continue in the future as we grow originations to increase our loan servicing portfolio. As servicing fees collected from borrowers increase as the portfolio size increases, our operating cash flows are expected to increase.
Our primary sources of funds for liquidity include: (i) secured borrowings in the form of repurchase facilities and participation agreements with major financial institutions, as well as our warehouse lines of credit and operating lines of credit, (ii) equity offerings, (iii) servicing fees and ancillary fees, (iv) payments received from sales or securitizations of loans, and (v) payments received from mortgage loans held for sale. Our primary uses of funds for liquidity include: (i) originations of loans, (ii) funding of servicing advances, (iii) payment of interest expenses, (iv) payment of operating expenses, (v) repayment of borrowings, (vi) business combinations and asset acquisitions and (vii) payments for acquisitions of MSRs.
Our financing strategy primarily consists of using repurchase facilities, participation agreements and warehouse lines of credit with major financial institutions, as well as regional and community banks. We believe this provides us with a stable, low cost, diversified source of funds to finance our business. We continually evaluate opportunities based upon market conditions to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, as well as to refinance our outstanding indebtedness in order to reduce our borrowing costs, extend maturities and/or increase our operating flexibility. There can be no guarantee that any such financing or refinancing opportunities will be available on acceptable terms or at all.
We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse lending operations to our correspondent customers during July 2013. The financing platform features a centralized custodian and disbursement agent located in our St. Petersburg, Florida facilities. We are currently financing NattyMac's warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. As of December 31, 2013, our warehouse lending receivables from correspondent customers totaled $12,089.
At this time, we see no material negative trends that we believe would affect our access to long-term or short-term borrowings to maintain our current operations, or would likely cause us to cease to be in compliance with any applicable covenants in our indebtedness or that would inhibit our ability to secure mortgage funding arrangements to fund operations and capital commitments for the next 12 months.
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
Because our servicing portfolio is generally of recent vintages and also because the servicing portfolio is primarily comprised of FNMA and GNMA servicing (which are generally of higher quality), the amount of delinquency and therefore advances for our current portfolio, are expected to be low. As of December 31, 2013, our servicing advances were $4,177, or less than 0.1%, of the unpaid principal balance of the servicing portfolio. We finance these advances using cash on hand. We are not currently anticipating that the servicing advance asset will grow in the near future beyond our capacity of financing the asset using available cash. If the servicing advances become a sizable asset on our balance sheet, we will negotiate a servicing advance facility with one or more of our financial partners, which we believe to be readily available in the market.
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
In May 2013, we completed our private offering of 6,388,889 shares of common stock (including 833,333 shares exercised pursuant to an overallotment option granted to the initial purchaser) at a price per share of $18.00, resulting in net proceeds of $107,300, after deducting the initial purchaser's discount and placement fee of $7,700 . We used $10,000 of the gross proceeds to repay subordinated debt to a stockholder, while the remaining funds were used to make investments relating to our business and for general corporate purposes.
In October 2013, we completed our initial public offering of 8,165,000 shares of common stock (including 1,065,000 shares exercised pursuant to an overallotment option granted to the underwriters) at a price to the public of $16.00 per share, resulting in net proceeds of $123,928 after deducting underwriting discounts and commissions of approximately $6,712. We intend to use the net proceeds of our initial public offering to make investments related to our business and for other general corporate purposes. Additionally, we may choose to expand our business through acquisitions of or investments in other businesses using cash or shares of our common stock.

Capital Resources

We are subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which governs non-supervised, direct endorsement mortgagees, and GNMA, which governs issuers of GNMA securities. Additionally, we are required to maintain minimum net worth requirements for many of the states in which we sell and service loans. Each state has its own minimum net worth requirement, which range from $0 to $1 million, depending on the state.

Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could (i) remove our ability to sell and service loans to or on behalf of the Agencies and (ii) have a direct material effect on our financial statements. In accordance with the regulatory capital guidelines, we must meet specific quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on our results, may significantly affect our net worth adequacy. As of December 31, 2013, we met all minimum net worth requirements to which we were subject.

Financings

Our financing strategy primarily consists of using repurchase facilities, participation agreements and warehouse lines of credit with major financial institutions, as well as regional and community banks. We believe this provides us with a stable, low cost, diversified source of funds to finance our business. We continually evaluate opportunities based upon market conditions to finance our operations by accessing the capital markets or other types of indebtedness with institutional lenders, as well as to refinance our outstanding indebtedness in order to reduce our borrowing costs, extend maturities and/or increase our operating flexibility. There can be no guarantee that any such financing or refinancing opportunities will be available on acceptable terms or at all.

We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse financing operations during July 2013. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. The financing platform features a centralized custodian and disbursement agent located in our St. Petersburg, Florida facilities to effectively manage collateral and funding of loans, and participation arrangements with smaller regional banks to provide revenue and a stable source of funding.

At December 31, 2013 and 2012, we had no long-term borrowings outstanding. Short-term borrowings were as follows as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings	$342,393	4.27%	$102,675	3.35%
Mortgage repurchase borrowings	223,113	2.51%	100,301	2.59%
Warehouse lines of credit	7,056	4.98%	—	N/A
Operating lines of credit	6,499	4.07%	5,131	4.17%
Total short-term borrowings	$579,061		$208,107

Mortgage Funding Arrangements

We maintain mortgage participation and repurchase agreements and warehouse lines of credit (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans which are subject to participation. As of December 31, 2013 the Company held mortgage funding arrangements with 5 separate financial institutions and a total maximum borrowing capacity of $967,000. Each mortgage funding arrangement is collateralized by the underlying mortgage loans.

The following table summarizes the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2013:

Mortgage Funding Arrangements	Amount Outstanding	Interest Rate	Maturity Date
Merchants Bank of Indiana	$343,433	Same as the underlying mortgage rates, less contractual service fee/prime plus 1.00%	June 2014
Barclays Bank PLC	164,646	LIBOR plus applicable margin	December 2014
Bank of America, N.A.	58,467	LIBOR plus applicable margin	March 2014
Flagstar Bank	1,408	LIBOR plus applicable margin	July 2014
First Tennessee Bank	4,608	LIBOR plus applicable margin	August 2014
Total	$572,562

An alternative to financing mortgage loans with a warehouse line of credit is selling a participation interest in the related loans to a financial institution. As of December 31, 2013, we had a total of $400,000 in loan participation limit that expires at various dates through June 2014. The lenders may cancel the agreements with written notice; however, we expect to be able to renew these agreements and do not foresee any challenges in doing so.

On July 1, 2013, we entered into an amended and restated master participation agreement with Merchants Bank of Indiana. Merchants Bank of Indiana’s commitment to purchase mortgage loans pursuant to the amended and restated master participation agreement will expire on June 30, 2014, unless renewed or terminated earlier under certain circumstances provided for therein. Such amended and restated master participation agreement provides that we may, from time to time, transfer to Merchants Bank of Indiana undivided beneficial ownership interests in qualifying, single-family mortgage loans. The aggregate maximum borrowing capacity under the amended and restated master participation agreement was $400,000 at December 31, 2013. Amounts outstanding under this agreement totaled $342,393 at December 31, 2013.

In May 2011, we entered into a mortgage warehouse and security agreement with Merchants Bank of Indiana, which was amended and restated in June 2013. The mortgage warehouse loan and security agreement states that Merchants Bank of Indiana will establish a line of credit for us secured by our pledge of certain residential mortgage loans and the related mortgage documents to Merchants Bank. The maximum borrowing capacity under the line of credit was $2,000 at December 31, 2013. At December 31, 2013, $1,040 was outstanding under this line of credit and carried an interest rate of 4.25%.

On July 31, 2013, we entered into a master repurchase agreement with Barclays Bank PLC ("Barclays"), which was amended and restated in December 2013. The master repurchase agreement will terminate at the earliest to occur of (1) December 16, 2014, (ii) the termination of the mortgage loan participation purchase and sale agreement with Barclays or (iii) at the option of Barclays, the occurrence of an event of default after the expiration of any applicable grace period. The master repurchase agreement states that we may, from time to time, enter into transactions in which we sell to Barclays certain mortgage loans, on a servicing-released basis, against the transfer of funds by Barclays, with a simultaneous agreement for Barclays to transfer to us the related purchased assets on a date certain not later than one year following such transfer, against the transfer of funds by us. The interest rate is equal to LIBOR plus a margin.

On July 31, 2013, we entered into a mortgage loan participation purchase and sale agreement with Barclays, which was amended and restated in December 2013. The mortgage loan participation purchase and sale agreement will terminate at the earliest to occur of (i) December 16, 2014, (ii) the termination of the master repurchase agreement with Barclays or, (iii) at the option of Barclays, the occurrence of a servicing termination event after the expiration of any applicable grace period. The mortgage loan participation purchase and sale agreement states that we may, from time to time, sell all of our beneficial right, title and interest in and to designated pools of single-family residential mortgage loans eligible in the aggregate to back securities, and in and to the servicing rights related thereto. The aggregate transaction limit is $300,000 for both the master repurchase agreement and the mortgage loan participation purchase and sale agreement.

On February 28, 2013, we entered into a master repurchase agreement with Bank of America, N.A. ("Bank of America"), which was amended in February 2014. Under the agreement with Bank of America, from time to time, we may transfer to Bank of America certain residential mortgage loans and/or other mortgage related assets and interests, against the transfer of funds by Bank of America, with a simultaneous agreement by Bank of America to sell to us those purchased assets at a specified date or on demand after the purchase date, against the transfer of funds by us. Under the master repurchase agreement, Bank of America will enter into transactions with us provided that the aggregate outstanding purchase price as of any date shall not exceed $100,000, and the aggregate outstanding purchase price for any type of transaction shall not exceed the applicable type sublimit.

On June 24, 2013, we entered into a mortgage loan participation purchase and sale agreement with Bank of America, which was amended in February 2014. Under this agreement with Bank of America, from time to time, we may sell to Bank of America beneficial ownership interests in designated pools of qualifying, residential mortgage loans and the servicing rights relating thereto. The mortgage loan participation purchase and sale agreement will terminate in March 2014, unless terminated earlier under certain circumstances provided for therein. Under the mortgage loan participation purchase and sale agreement, Bank of America may enter into transactions with us to purchase participation certificates provided that the aggregate purchase price of such participation certificates as of any date shall not exceed $100,000.

On November 19, 2012, we entered into a master loan participation and servicing agreement with Bank of Virginia, with a maximum borrowing capacity of $60,000. The master loan participation and servicing agreement provided that we could, from time to time, sell to Bank of Virginia beneficial ownership interests in qualifying, single-family mortgage loans. This agreement expired in November 2013.

Through our December 2013 acquisition of Crossline, at December 31, 2013 we had warehouse lines of credit with Flagstar Bank and First Tennessee Bank with maximum borrowing capacities of $50,000 and $15,000, respectively, and expiration dates of July 2014 and August 2014, respectively. The Flagstar Bank and First Tennessee Bank warehouse lines of credit were terminated in February 2014 and January 2014, respectively, and the outstanding balances were repaid in full upon termination.

Operating Lines of Credit

In April 2009, we entered into a $1,000 operating line of credit agreement with Merit Bank, which was amended and restated in January 2014. The current agreement expires on June 30, 2014. Interest under the agreement is between 5.25% and 6% per annum. The line is collateralized by our stock in a closely held investment and the net servicing fee cash flows from and proceeds on approved sales of MSRs. Amounts outstanding under this line of credit amounted to $388 at December 31, 2013.

In January 2009, we entered into an operating line of credit agreement with Merchants Bank of Indiana to borrow up to $7,200, which was amended and restated in June 2013. The current agreement expires June 30, 2014. Interest under the agreement is at the prime rate (with a floor of 4%) per annum. The line is collateralized by the net servicing fee cash flows from and proceeds on approved sales of MSRs. Amounts outstanding under the line amounted to $6,111 at December 31, 2013.

The above mortgage funding and operating line of credit agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability, and limitations on additional debt and transactions with affiliates, as defined in the agreement. We were in compliance with all significant covenants at December 31, 2013.

We intend to renew the mortgage funding arrangements and operating lines of credit when they mature. We expect to be able to renew such arrangements and do not foresee any challenges in doing so. All mortgage funding arrangement interest rates represent short-term rates consistent with prevailing market rates.

Term Loan

On March 29, 2013, we entered into a term loan agreement with Stonegate Investors Holdings, LLC, our principal stockholder, to borrow a bridge loan in the principal amount of $10,000 maturing on or before September 30, 2013 at a rate per annum equal to 5% compounded monthly commencing on the closing date and ending May 31, 2013, and thereafter at a rate per annum equal to 12.5% compounded monthly. Under the terms of the term loan agreement, we issued warrants to Stonegate Investors Holdings, LLC for the right to purchase 277,777 shares of our common stock at a price of $18.00 per share. Stonegate Investors Holdings, LLC has since transferred warrants to purchase a total of 39,062 shares of our common stock to its affiliate, Long Ridge Equity Partners, LLC, and to Glick Pluchenik 2011 Trust. The term loan agreement matured upon the consummation of our private equity offering in May 2013 and was repaid in full with $4,345 of cash and 314,147 shares of our common stock, at a per share price of $18.00, totaling $5,655, which were issued in our May 2013 private offering for the remaining balance on the term loan. The warrants are exercisable at any time through March 29, 2018. Because the warrants meet the criteria of a derivative financial instrument that is indexed to the Company’s own stock, the warrants’ allocable fair value of $1,522 was recorded as a component of additional paid in capital and resulted in a debt discount in the same amount. The debt discount was fully amortized into interest expense upon repayment of the term loan in full, resulting in $1,522 of interest expense during the year ended December 31, 2013.

Transfers of Financial Assets

We sell residential mortgage loans to or pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. We have continuing involvement in mortgage loans sold through servicing arrangements and the liability for loan indemnifications and repurchases under the representations and warranties we make to the purchasers and insurers of the loans we sell. We are exposed to interest rate risk through our continuing involvement with mortgage loans sold, including the mortgage servicing right asset, as the value of the asset fluctuates as changes in interest rates impact borrower prepayment on the underlying mortgage loans.

All mortgage loans we sell are sold on a non-recourse basis; however, representations and warranties are made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets.

In order to facilitate the origination and sale of mortgage loans held for sale, we have entered into various agreements with lenders. These agreements are in the form of loan participation agreements, repurchase agreements and warehouse lines of credit with banks and other financial institutions. Mortgage loans held for sale are considered sold when we surrender control over the financial assets and those financial assets are legally isolated from us in the event of our bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. We account for all loan participation and repurchase agreements as secured borrowings.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Secured borrowings [1]	$357,007	$357,007	$—	$—	$—
Mortgage repurchase borrowings [1]	228,710	228,710	—	—	—
Warehouse lines of credit [1]	7,408	7,408	—	—	—
Operating lines of credit [1]	6,764	6,764	—	—	—
Operating lease commitments [2]	25,785	4,684	7,990	6,747	6,364
Liability for mortgage repurchases and indemnifications	3,709	320	1,406	1,195	788
Contingent earn-out liabilities [3]	3,791	829	2,403	559	—
Purchase obligation [4]	934	311	311	312	—
Total contractual obligations and commitments	$634,108	$606,033	$12,110	$8,813	$7,152

1 Includes estimated interest expense.
2 Represents lease obligations for office space and equipment under non-cancelable operating lease agreements.
3 Represents contingent consideration obligations related to our Crossline and NattyMac acquisitions. For additional information, see Note 4 “Business Combinations” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
4 Includes purchase obligation for telecommunications equipment.

In addition to the above contractual obligations, the Company also had commitments to originate mortgage loans of $1,190,119 as of December 31, 2013. Commitments to originate mortgage loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above.

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
Our interest rate risk and price risk arise from the financial instruments and positions we hold. This includes mortgage loans held for sale, mortgage servicing rights, and derivative financial instruments. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk.
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

Credit Risk
We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate. For additional information, refer to Note 5 “Derivative Financial Instruments” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We also have exposure to credit loss in the event of non-repayment of amounts funded to correspondent customers through our NattyMac financing facility. We manage this credit risk by performing due diligence on the correspondent customers prior to lending. In addition, the correspondent customers pledge, as security to the Company, the underlying mortgage loans. We periodically review the warehouse lending receivables for collectability based on historical collection trends and management judgment regarding the ability to collect specific accounts.
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
Although our mortgage funding arrangements (mortgage participation agreements, repurchase agreements and warehouse lines of credit) carry variable rates, the majority of those funding arrangements carry interest rates that are equal to the interest rates on the underlying mortgage loans. As of December 31, 2013, approximately $342,393, or 60%, of our total $572,562 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 40% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.58%, which was well below the weighted average interest rate on the related mortgage loans held for sale of 4.26% as of December 31, 2013. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 15 - 20 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the year ended December 31, 2013.
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
We used December 31, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the unfavorable estimated change in our mortgage loans pipeline as of December 31, 2013, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 25 bps	Up 25 bps
Mortgage loans pipeline[1]	$(1,473)	$(1,138)
1 Represents unallocated mortgage loans held for sale, IRLCs and forward MBS trades that are considered “at risk” for purposes of illustrating interest rate sensitivity. Mortgage loans held for sale, IRLCs and forward MBS trades are considered to be unallocated when we have not committed the underlying mortgage loans for sale to the applicable GSEs.
Mortgage Servicing Rights
We use a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in the determination of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of December 31, 2013, refer to Note 11, "Transfers and Servicing of Financial Assets," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of December 31, 2013, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSRs	$(35,409)	$(15,168)	$(6,958)	$6,218	$11,843	$21,727
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STONEGATE MORTGAGE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Stonegate Mortgage Corporation:
We have audited the accompanying consolidated balance sheet of Stonegate Mortgage Corporation and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonegate Mortgage Corporation and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Indianapolis, Indiana
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Stonegate Mortgage Corporation
Indianapolis, Indiana
We have audited the accompanying consolidated balance sheet of Stonegate Mortgage Corporation as of December 31, 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stonegate Mortgage Corporation as of December 31, 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.
/s/ Richey, May & Co., LLP
Englewood, Colorado
March 30, 2013

Stonegate Mortgage Corporation
Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2013	December 31, 2012

Assets
Cash and cash equivalents	$43,104	$15,056
Restricted cash	730	3,445
Mortgage loans held for sale, at fair value	683,080	218,624
Servicing advances	4,177	938
Derivative assets	19,673	11,989
Mortgage servicing rights, at fair value	170,294	—
Mortgage servicing rights, at lower of amortized cost or fair value	—	42,202
Property and equipment, net	12,640	4,026
Goodwill	3,638	—
Intangible assets, net	5,434	3,590
Investment in closely held entity, at cost	440	740
Loans eligible for repurchase from GNMA	26,268	7,116
Notes receivable from stockholders	—	222
Warehouse lending receivables	12,089	—
Other assets	8,322	1,658
Total assets	$989,889	$309,606

Liabilities and stockholders’ equity
Liabilities
Secured borrowings	342,393	102,675
Mortgage repurchase borrowings	223,113	100,301
Warehouse lines of credit	7,056	—
Operating lines of credit	6,499	5,131
Accounts payable and accrued expenses	37,052	18,606
Derivative liabilities	3,520	1,787
Reserve for mortgage repurchases and indemnifications	3,709	1,917
Due to related parties	608	348
Contingent earn-out liabilities	3,791	2,095
Liability for loans eligible for repurchase from GNMA	26,268	7,116
Deferred income tax liabilities, net	28,379	14,381
Total liabilities	$682,388	$254,357

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, without par value, shares authorized – 25,000,000; shares issued and outstanding – 0 and 8,342,112	—	33,000
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,769,236 and 3,464,798	264	35
Treasury stock, at cost – 0 and 630,699 shares	—	(1,820)
Additional paid-in capital	263,830	3,198
Retained earnings	43,407	20,836
Total stockholders’ equity	307,501	55,249

Total liabilities and stockholders’ equity	$989,889	$309,606

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Income

(In thousands, except per share data)	Year ended December 31,
	2013	2012	2011
Revenues
Gains on mortgage loans held for sale	83,327	$71,420	$16,735
Changes in mortgage servicing rights valuation	14,422	—	—
Loan origination and other loan fees	21,227	9,871	4,288
Loan servicing fees	22,204	5,908	2,628
Interest income	16,767	5,257	2,371
Other revenue	—	1,172	—
Total revenues	157,947	93,628	26,022

Expenses
Salaries, commissions and benefits	72,475	32,737	13,085
General and administrative expense	23,085	7,706	3,163
Interest expense	14,426	6,239	2,728
Occupancy, equipment and communication	9,843	2,999	1,607
Impairment of mortgage servicing rights	—	11,698	2
Amortization of mortgage servicing rights	—	3,679	960
Provision for mortgage repurchases and indemnifications	(417)	—	—
Depreciation and amortization expense	2,209	750	357
Loss on disposal of property and equipment	105	11	86
Total expenses	121,726	65,819	21,988

Income before income tax expense	36,221	27,809	4,034
Income tax expense	13,623	10,724	1,699
Net income	22,598	17,085	$2,335
Less: preferred stock dividends	(27)	(119)	(257)
Net income attributable to common stockholders	$22,571	$16,966	$2,078

Earnings per share
Basic	$1.61	$5.31	$0.70
Diluted	$1.32	$2.26	$0.59

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	430	$1,550	2,853	$29	$—	$3,558	$1,792	$6,929
Net income	—	—	—	—	—	—	2,335	2,335
Issuance of common stock	—	—	204	2	—	498	—	500
Issuance of Series C preferred stock, net of issuance costs	263	950	—	—	—	(41)	—	909
Preferred stock dividends	—	—	—	—	—	—	(257)	(257)
Balance at December 31, 2011	693	$2,500	3,057	$31	$—	$4,015	$3,870	$10,416
Net income	—	—	—	—	—	—	17,085	17,085
Stock-based compensation expense	—	—	—	—	—	13	—	13
Preferred stock dividends	—	—	—	—	—	—	(119)	(119)
Issuance of common stock	—	—	408	4	—	996		1,000
Issuance of Series D preferred stock, net of issuance costs	8,065	32,000	—	—	—	(1,826)	—	30,174
Redemption of Series A preferred stock	(416)	(1,500)						(1,500)
Purchases of treasury stock	—	—	(631)	—	(1,820)	—	—	(1,820)
Balance at December 31, 2012	8,342	$33,000	2,834	$35	$(1,820)	$3,198	$20,836	$55,249
Net income	—	—	—	—	—	—	22,598	22,598
Stock-based compensation expense	—	—	—	—	—	2,452	—	2,452
Issuance of stock warrant	—	—	—	—	—	1,522	—	1,522
Issuance of common stock under discretionary incentive plan	—	—	39	—	113	325	—	438
Preferred stock dividends	—	—	—	—	—	—	(27)	(27)
Conversion of preferred stock to common stock	(8,342)	(33,000)	8,342	84	—	32,916	—	—
Issuance of common stock under private offering, net of initial purchaser's discount, placement fee and issuance costs	—	—	6,389	64	—	104,536	—	104,600
Issuance of common stock under initial public offering, net of underwriters' discount and issuance costs	—	—	8,165	81	1,707	118,881	—	120,669
Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows

(In thousands)	Year ended December 31,
	2013	2012	2011
Operating activities
Net income	$22,598	$17,085	$2,335
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,209	750	357
Loss on disposal of property and equipment	105	11	86
Bargain purchase gain	—	(1,172)	—
Amortization of debt discount	1,522	—	—
Forgiveness of note receivable from stockholder	214	—	—
Gains on mortgage loans held for sale	(83,327)	(71,420)	(16,735)
Amortization of mortgage servicing rights	—	3,679	960
Impairment of mortgage servicing rights	—	11,698	2
Changes in mortgage servicing rights valuation	(14,422)	—	—
Provision for reserve for mortgage repurchases and indemnifications	(417)	—	—
Stock-based compensation expense	2,579	13	—
Deferred income tax expense	13,623	10,724	1,699
Change in contingent earn-out liability	(10)	—	—
Proceeds from sales and principal payments of mortgage loans held for sale	8,243,802	3,318,047	1,068,264
Originations and purchases of mortgage loans held for sale	(8,706,887)	(3,449,407)	(1,050,434)
Repurchases and indemnifications of previously sold loans	(4,070)	—	—
Changes in operating assets and liabilities:
Restricted cash	2,945	(3,445)	750
Servicing advances	(3,239)	(591)	(21)
Warehouse lending receivables	(12,089)	—	—
Other assets	(5,466)	(866)	(510)
Accounts payable and accrued expenses	16,721	13,668	2,455
Reserve for mortgage repurchases and indemnifications	(237)	—	—
Due to related parties	260	146	—
Net cash (used in) provided by operating activities	(523,586)	(151,080)	9,208
Investing activities
Purchase of subsidiary in a business combination, net of cash acquired	(5,435)	—	—
Purchases of property and equipment	(9,939)	(2,827)	(1,226)
Purchase of assets in a business combination	(484)	(512)	—
Purchase of mortgage servicing rights	(1,543)	—	—
Repayment of notes receivable from stockholder	8	68	(63)
Net cash used in investing activities	(17,393)	(3,271)	(1,289)
Financing activities
Proceeds from borrowings under mortgage funding arrangements and operating lines of credit	18,516,065	145,083	6,055
Repayments of borrowings under mortgage funding arrangements and operating lines of credit	(18,172,266)	(3,064)	(16,044)
Proceeds from borrowing from stockholder	10,000	—	—
Repayment of borrowing from stockholder	(4,345)	—	—
Proceeds from borrowing of subordinated debt	—	—	750
Repayment of borrowing of subordinated debt	—	(750)	—
Payments of capital lease obligations	(14)	—	(8)
Net proceeds from issuance of common stock	225,573	1,000	500
Proceeds from issuance of preferred stock	—	32,000	909
Payment for redemption of preferred stock	—	(1,500)	—
Purchase of treasury stock	—	(1,820)	—
Payment of equity issuance costs	(5,959)	(1,826)	—
Preferred stock dividends	(27)	(119)	(257)
Net cash provided by (used in) financing activities	569,027	169,004	(8,095)
Change in cash and cash equivalents	28,048	14,653	(176)
Cash and cash equivalents at beginning of period	15,056	403	579
Cash and cash equivalents at end of period	$43,104	$15,056	$403

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013
(In Thousands, Except Share and Per Share Data or As Otherwise Stated Herein)

1. Organization and Operations
References to the terms “we”, “our”, “us”, “Stonegate” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to Stonegate Mortgage Corporation and, unless the context otherwise requires, its wholly-owned subsidiaries. The Company was initially incorporated in the State of Indiana in January 2005. As a result of an acquisition and subsequent merger with Swain Mortgage Company in 2009, the Company is now an Ohio corporation. The Company’s headquarters is in Indianapolis, Indiana.
The Company is a non-bank integrated mortgage company focused on the U.S. residential mortgage market. The Company originates, acquires, sells, finances and services residential mortgage loans. The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), to the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), to financial institution secondary market investors and in Government National Mortgage Association (“Ginnie Mae” or “GNMA”) pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). The Company’s integrated and scalable residential mortgage banking platform enables us to efficiently and effectively originate, acquire, sell, finance and service residential mortgage loans. The Company’s platform and operating model provides its constituents visibility and access to essential data, documents and analytics related to the loan and originator performance over time. The Company also provides warehouse financing through its NattyMac, LLC subsidiary to third party correspondent customers. The Company’s principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly significant relate to the Company’s fair value measurements of mortgage loans held for sale, mortgage servicing rights (“MSRs”), derivative assets and liabilities goodwill and other intangible assets, as well as its estimates for the reserve for mortgage repurchases and indemnifications and income tax estimates for deferred tax assets valuation allowance considerations.
Risks and Uncertainties: In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company may experience a decrease in loan production, as well as decreases in the value of mortgage loans held for sale and in commitments to originate loans, which may negatively impact the Company’s operations. Conversely, in a decreasing interest rate environment, the value of the Company’s MSRs may decrease, which could negatively impact the Company’s operations. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale.

The Company sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, the Company may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. The Company performs due diligence prior to funding mortgage loans as part of its loan underwriting process, whereby the Company analyzes credit, collateral and compliance risk of all loans in an effort to ensure the mortgage loans the investors’ standards. However, if a loan is repurchased, the Company could incur a loss as part of recording such loan at fair value, which may be less than the amount paid to purchase the loan. In addition, if loans pay off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The Company’s business requires substantial cash to support its operating activities. As a result, the Company is dependent on its lines of credit, and other financing facilities in order to finance its continued operations. If the Company’s principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company’s financial statements unless the Company found a suitable alternative source of financing.
Consolidation: The Company’s loans held for sale are sold predominantly to FNMA. The Company also transfers loans in GNMA guaranteed mortgage backed securities (“MBS”) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. FNMA and GNMA provide credit enhancement of the loans through certain guarantee provisions. These securitizations involve variable interest entities (“VIEs”) as the trusts or similar vehicles, by design, that either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.
The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company typically retains the right to service the loans. Because of the power of FNMA and GNMA over the VIEs that hold the assets from these residential mortgage loan securitizations, principally through its rights and responsibilities as master servicer for FNMA and as approver of issuers for GNMA and the guarantee provisions provided by FNMA and GNMA, the Company is not the primary beneficiary of the VIEs and therefore the VIEs are not consolidated by the Company.
The Company performs on-going reassessments of: (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and therefore become subject to the VIE consolidation framework; and (2) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation determination to change.
Revenue Recognition:
Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs (including but not limited to correspondent fees, broker premiums and underwriting expenses) becomes the initial recorded investment in the mortgage loan held for sale. Such amount approximates the fair value of the loan.
Mortgage loans held for sale are considered de-recognized, or sold, when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity or the ability to unilaterally cause the holder to return specific assets. Such transfers may involve securitizations, participation agreements or repurchase agreements. If the criteria above are not met, such transfers are accounted for as secured borrowings, in which the assets remain on the balance sheet, the proceeds from the transaction are recognized as a liability and no MSRs are recorded for those transferred loans.
Gains and losses from the sale of mortgages are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is recorded in gain on mortgage loans held for sale in the statement of operations. The sales proceeds reflect the cash received and the initial fair value of the separately recognized mortgage servicing rights less the fair value of the liability for mortgage repurchases and indemnifications. Gain on mortgage loans held for sale also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from derivatives.
Mortgage Servicing Rights and Change in Mortgage Servicing Rights Valuation: The Company capitalizes MSRs at fair value when purchased or at the time the underlying loans are de-recognized, or sold, and when the Company retains the right to service such loans. To determine the fair value of the MSRs, the Company uses a valuation model that calculates the present value of future cash flows from servicing. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds, and default rates. MSRs currently are not actively traded in the markets,

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

accordingly, considerable judgment is required to estimate their fair value and the exercise of that judgment can materially impact current period earnings.
For periods prior to January 1, 2013, the Company accounted for the subsequent measurement of its MSRs at the lower of amortized cost or fair value. Effective January 1, 2013, the Company elected to irrevocably account for the subsequent measurement of its existing MSRs using the fair value method, whereby the subsequent changes in the fair value of the MSRs are recorded in earnings during the period in which the changes occur. Under the fair value method, the fair value of the MSRs is assessed at each reporting date using the methods described above. In accordance with the applicable GAAP guidance, this change in accounting principle was accounted for on a prospective basis (financial statement periods prior to 2013 were not restated). The Company did not record a cumulative-effect adjustment to retained earnings as of January 1, 2013, as the net amortized carrying value of the MSRs as of January 1, 2013 equaled the fair value at such date due to MSR impairment charges recorded during 2012.
Loan Origination and Other Loan Fees: Loan origination and other loan fee income represents revenue earned from originating mortgage loans. Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue, net of loan origination costs (excluding those loan origination costs that are recorded as a component of the recorded investment in mortgage loans held for sale), at the time the loans are funded.

Loan Servicing Fees: Loan servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding loan servicing costs are charged to expense as incurred.
Interest Income: Interest income on mortgage loans is accrued to income based upon the principal amount outstanding and contractual interest rates. Income recognition is discontinued when loans become 90 days delinquent or when in management’s opinion, the collectability of principal and income becomes doubtful.
Warehouse Lending Receivables: During the year ended December 31, 2013, the Company introduced its warehouse lending products to its correspondent customers through warehouse line of credit agreements. Under the warehouse line of credit agreements, the Company lends funds to its correspondent customers to finance those correspondents' mortgage loan originations. The correspondent customers pledge, as security to the Company, the underlying mortgage loans, and pay interest on the related outstanding borrowings at a specified interest rate plus a margin, as defined in the underlying line of credit agreements with each correspondent customer. As of December 31, 2013, the Company had outstanding warehouse lending receivables from its correspondent customers of $12,089 and recognized interest income from its warehouse lending activities of $92 during the year ended December 31, 2013. The Company periodically reviews the counterparties and warehouse lending receivables for collectability based on historical collection trends and management judgment regarding the ability to collect specific accounts and has determined that no allowance for doubtful accounts was necessary as of December 31, 2013.
Derivative Financial Instruments: All derivative financial instruments are recognized as either assets or liabilities and measured at fair value. The Company accounts for all of its derivatives as free-standing derivatives and does not designate any for hedge accounting. Therefore, the gain or loss resulting from the change in the fair value of the derivative is recognized in the Company’s results of operations during the period of change.
The Company enters into commitments to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time, with customers who have applied for a loan and meet certain credit and underwriting criteria (interest rate lock commitments). These interest rate lock commitments (“IRLCs”) meet the definition of a derivative financial instrument and are reflected in the balance sheet at fair value with changes in fair value recognized in current period earnings. Unrealized gains and losses on the IRLCs are recorded as derivative assets and derivative liabilities, respectively, and are measured based on the value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of estimated commission expenses.
The Company manages the interest rate and price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative instruments such as forward loan sales commitments and mandatory delivery commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs) and loans held for sale it wants to economically hedge.
To the extent derivatives subject to master netting arrangements meet applicable requirements, the Company presents the derivative balances and related cash collateral amounts net on the balance sheet.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

Reserve for Loan Repurchases and Indemnifications: Loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. The Company has established an initial reserve liability for expected losses related to these representations and warranties at the date the loans are de-recognized from the balance sheet based on the fair value of such reserve liability. Subsequently, based on changing facts and circumstances or changes in certain estimates and assumptions, the reserve liability is adjusted with a corresponding amount recorded to provision for reserve for mortgage repurchases and indemnifications. In assessing the adequacy of the reserve, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, delinquency trends in the portfolio of sold loans and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability.
Loans Eligible for Repurchase from GNMA: When the Company has the unilateral right to repurchase GNMA pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its balance sheet. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights. As of December 31, 2013 and 2012, delinquent or defaulted mortgage loans currently in GNMA pools that the Company had recognized as a liability on its consolidated balance sheets totaled $26,268 and $7,116, respectively.
Servicing Advances: Servicing advances represent escrows and advances paid by the Company on behalf of customers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon collection of future borrower payments or foreclosure of the underlying loans. The Company periodically reviews these receivables for collectability and amounts are written off when they are deemed uncollectible. As of December 31, 2013 and 2012, the Company had recognized an asset for servicing advances on its consolidated balance sheet of $4,177 and $938, respectively.
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture and equipment and three years for computer software. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated economic useful lives.
Goodwill and Other Intangible Assets: Business combinations are accounted for using the acquisition method of accounting. Acquired intangible assets are recognized and reported separately from goodwill. Goodwill represents the excess cost of acquisition over the fair value of net assets acquired. Finite-lived purchased intangible assets consist of a trade name, customer relationships, non-compete agreement, an active agent list and state licenses, which have useful lives of four years, eight years, three years, five years and one year, respectively. Intangible assets with finite lives are amortized over their estimated lives using a straight line amortization method. The Company evaluates the estimated remaining useful lives on intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining periods of amortization. If an intangible asset’s estimated useful life is changed, the remaining net carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Additionally, an intangible asset that initially is deemed to have a finite useful life would cease being amortized if it is subsequently determined to have an indefinite useful life. Such intangible asset is then tested for impairment. The Company reviews such intangibles for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, in which case an impairment charge would be recorded to earnings.
Indefinite-lived purchased intangible assets consist of trade names. Goodwill and other intangible assets with an indefinite useful life are not subject to amortization but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that goodwill or other indefinite-lived intangible assets are impaired. If the Company determines that it is more likely than not that goodwill or other intangible assets are impaired, a quantitative impairment test is performed. For the quantitative impairment test, the Company estimates and compares the fair value of the goodwill or indefinite-lived intangible asset with its carrying amount. If the carrying amount of the goodwill or other intangible asset exceeds its fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Long-Lived Assets: The Company periodically assesses long-lived assets, including property and equipment and definite-lived intangible assets, for recoverability whenever events or changes in circumstances indicate that their carrying

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

amounts may not be recoverable. If management identifies an impairment indicator, it assesses recoverability by comparing the carrying amount of the asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized in earnings whenever the carrying amount is not recoverable. No such impairments were recognized during the years ended December 31, 2013, 2012 and 2011.
Investment in Closely Held Entity: Investment in closely held entity consists of shares of voting common and preferred stock, which the Company owns in a non-publicly traded entity. The investment is carried at cost as the Company does not exercise significant influence over the entity’s operating and financial activities. The Company periodically evaluates this investment for impairment and no impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011.
Stock Split: On May 14, 2013, the Company granted a stock dividend of 12.861519 shares of common stock for each share of common stock held as of that date, which was determined to be in substance a stock split for accounting and financial reporting purposes. All actual share, weighted-average share and per share amounts and all references to stock compensation data and prices of the Company’s common stock have been adjusted to reflect this stock split for all periods presented.
Stock-Based Compensation: The Company grants stock options and restricted stock units to certain executive officers, key employees and independent directors. Stock options have been granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of grant. Restricted stock units have been granted for a fixed number of shares with a fair value equal to the fair value of the Company's common stock on the grant date. The stock options and restricted stock units granted are recognized as compensation expense in the statement of operations based on their grant-date fair values.
Advertising and Marketing: The Company uses primarily print, broadcast and web-based advertising and marketing to promote its products. Advertising and marketing is expensed as incurred and totaled $2,317, $1,059 and $414 for the years ended December 31, 2013, 2012 and 2011.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company’s income tax expense includes assessments related to uncertain tax positions taken or expected to be taken by the Company. Management has concluded that it currently does not have any significant uncertain tax positions. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The open tax years subject to examination by taxing authorities include the years ended December 31, 2011, 2010, and 2009. The Company had no federal or state tax examinations in process as of December 31, 2013.
Cash and Cash Equivalents: The Company classifies cash and temporary investments with original maturities of three months or less as cash and cash equivalents, which totaled $43,104 and $15,056 at December 31, 2013 and 2012, respectively. The Company typically maintains cash in financial institutions in excess of FDIC limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these cash balances.
Restricted Cash: The Company maintains certain cash balances that are restricted under broker margin account agreements associated with its derivative activities.

Off-Balance Sheet Arrangements: As of December 31, 2013, the Company did not have any off-balance sheet arrangements.
Recent Accounting Developments: ASU No. 2014-04, "Receivables--Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure," was issued in January 2014. This update clarifies when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

creditor derecognizes the loan receivable and recognizes the real estate property. The guidance in ASU No. 2014-04 also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance will be effective for the Company beginning on January 1, 2015. The Company is currently evaluating the guidance under ASU 2014-04 and have not yet determined the impact, if any, on its consolidated financial statements.
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

Prior Period Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Earnings Per Share

The following is a reconciliation of net income attributable to common stockholders and a table summarizing the basic and diluted earnings per share calculations for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Net income:
Net income	$22,598	$17,085	$2,335
Less: Preferred stock dividends	(27)	(119)	$(257)
Net income attributable to common stockholders	$22,571	$16,966	$2,078

Weighted average shares outstanding (in thousands):
Denominator for basic earnings per share – weighted average common shares outstanding	14,062	3,193	2,985
Effect of dilutive shares—employee and director stock options, restricted stock units and convertible preferred stock	3,051	4,324	533
Denominator for diluted earnings per share	17,113	7,517	3,518

Earnings per share:
Basic	$1.61	$5.31	$0.70
Diluted	$1.32	$2.26	$0.59

During the years ended December 31, 2013, 2012 and 2011 weighted average shares of 1,812,354, 65,107 and 0, respectively, were excluded from the denominator for diluted earnings per share because the shares (which related to stock options, restricted stock units and warrants) were anti-dilutive.

4. Business Combinations

Acquisition of Crossline Capital, Inc.

On December 19, 2013 the Company completed its acquisition of Crossline Capital, Inc. ("Crossline"), a California-based mortgage lender that originates, funds, and services residential mortgages. The acquisition of Crossline will allow the Company to increase its origination volume through geographic expansion. Crossline is licensed to originate mortgages in 20 states including Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Maryland, Massachusetts, New Hampshire, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington,

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

and is an approved FNMA Seller Servicer. In addition, it operates two national mortgage origination call centers in Lake Forest, CA and Scottsdale, AZ and also operates retail mortgage origination branches in seven other locations in Southern California.

The following table summarizes the total consideration transferred to acquire Crossline and the preliminary fair values of assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash consideration	$9,765
Fair value of contingent consideration	1,706
Total consideration	11,471
Fair value of assets acquired:
Cash and cash equivalents (including restricted cash)	3,688
Mortgage loans held for sale	28,394
Identified intangible assets	2,204
MSRs	344
Other assets	2,333
Total fair value of assets acquired	36,963
Fair value of liabilities assumed:
Warehouse lines of credit	27,454
Other liabilities	1,676
Total fair value of liabilities assumed	29,130
Fair value of net assets acquired	7,833
Preliminary goodwill	$3,638
Acquisition-related expenses	$122

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in preliminary, tax-deductible goodwill of $3,638 as of December 31, 2013. Preliminary goodwill recognized from the acquisition of Crossline primarily relates to the expected future growth of Crossline's business and future economic benefits arising from expected synergies. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the preliminary acquisition-date fair values of the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.

As part of the acquisition of Crossline, the Company agreed to pay Crossline's seller a deferred purchase price, which payment is contingent upon the seller meeting certain conditions. The first contingent payment is conditional upon the following: during the six month period following the acquisition, the seller must sign letters of intent with at least two mortgage loan origination businesses who employ at least five licensed mortgage loan originators and whose total mortgage loan origination volume during the prior twelve month period was at least $50,000 in aggregate unpaid principal balance. If such conditions are met, the seller will be due a payment equal to a multiple of the actual total mortgage loan volume of Crossline during such six month period, not to exceed $500 (the "on-boarding payment"). The potential undiscounted amount of the on-boarding payment that the Company could be required to make under this contingent consideration arrangement is between $0 and $500. The fair value of the on-boarding payment was estimated to be approximately $307 as of December 31, 2013 and was estimated by applying the income approach. The fair value was primarily based on (i) the Company’s estimate of the number of mortgage loan originators that will become employed by Stonegate and the expected mortgage loan origination volume over the six month on-boarding period and (ii) a discount rate of 6.50%.

In addition, the Company agreed to pay Crossline's seller a second contingent payment that is conditional upon Crossline achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earnout"). If such goals are met by Crossline, the Company will pay the seller quarterly payments equal to a multiple of the actual total mortgage loan volume of Crossline. The earnout is uncapped in amount. The fair value of the earnout was estimated to be approximately $1,399 as of December 31, 2013 and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Crossline over the two year earnout period, an asset volatility factor of 18.70% and (iii) a discount rate of 6.50%.

Of the $2,204 of total acquired intangible assets, $1,720 was assigned to trade name, which has an estimated life of four years, $380 was assigned to a non-compete agreement with the seller of Crossline, which has an estimated life of three

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

years, and $104 was assigned to state licenses, which have an estimated life of one year. The Company did not recognize any amortization expense related to the definite-lived intangible assets acquired from Crossline during the year ended December 31, 2013 due to the short period of time the assets were held between the acquisition date (December 19, 2013) and December 31, 2013.

The results of operations of Crossline for the period following December 19, 2013 are included in our consolidated financial statements and represented $612 and $55 of the Company’s total revenues and net income, respectively, for the year ended December 31, 2013.

The following unaudited pro forma information includes the results of operations for Crossline for the periods prior to the acquisition, adjusted for the elimination of intercompany activity, reduced interest income related to the cash used to fund the acquisition, reduced interest income related to the cash dividend made to Crossline's seller immediately prior to the closing of the acquisition, additional amortization related to intangible assets acquired and the related income tax effects. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Crossline been owned by the Company for the full years ended December 31, 2013, 2012 or 2011, nor is it necessarily indicative of future results of operations. The following summary of unaudited pro forma financial information presents revenues, net income and per share amounts of the Company as if the acquisition of Crossline had occurred on January 1, 2011.

	Year ended December 31,
	2013	2012	2011
Pro forma revenues	$176,083	$110,875	$35,637
Pro forma net income	$25,271	$21,347	$4,301
Pro forma earnings per share:
Basic	$1.80	$6.65	$1.35
Diluted	$1.48	$2.82	$1.15

Acquisition of Wholesale Channel and Retail Assets from Nationstar Mortgage Holdings, Inc.

On November 29, 2013, the Company completed its acquisition of the wholesale lending channel and certain distributed retail assets of Nationstar Mortgage Holdings Inc. ("Nationstar"). The acquisition of Nationstar's wholesale lending channel and retail assets will complement the Company's existing wholesale and retail channels and accelerate its geographic expansion. Pursuant to the terms of the letter of intent, the Company agreed to purchase the assets and offer employment to certain employees associated with these businesses.

The acquisition of Nationstar's assets was accounted for as a business combination. The Company paid $484, for the assets acquired, which consisted primarily of property and equipment that had a total estimated fair value of $484 at the acquisition date, resulting in no goodwill or bargain purchase gain during the year ended December 31, 2013. Acquisition costs related to the assets acquired from Nationstar totaled $24 during the year ended December 31, 2013.

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The following table summarizes the total consideration transferred for NattyMac and the fair value of assets acquired on the acquisition date:

Consideration:
Cash consideration	$512
Fair value of contingent consideration	2,095
Total consideration	2,607
Fair value of assets acquired:
Identified intangible assets	3,710
Property and equipment	57
Other assets	12
Total fair value of assets acquired	3,779
Bargain purchase gain	$1,172
Acquisition-related expenses	$406

The acquisition of NattyMac’s assets was determined to be a bargain purchase, as the fair value of the identified assets acquired exceeded the aggregate consideration transferred. Accordingly, the Company recognized a bargain purchase gain which is classified as “Other revenue” in its consolidated results of operations for the twelve months ended December 31, 2012.

As part of the acquisition of the assets of NattyMac, the Company agreed to pay NattyMac’s sellers a deferred purchase price of $75 (whole dollars) for each mortgage loan funded through the mortgage loan warehousing business acquired from NattyMac. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $2,250. There is no expiration date for the fulfillment of the contingent consideration arrangement. The fair value of the contingent consideration arrangement was estimated to be approximately $2,085 and $2,095 as of December 31, 2013 and December 31, 2012, respectively, and was estimated by applying the income approach. The fair value of the contingent consideration as of December 31, 2013 and December 31, 2012 was based on key assumptions including (i) the Company’s estimate of the number and timing of mortgage loans to be funded and (ii) discount rates of 5.37% and 5.30%, respectively. The Company’s revised estimated fair value of the contingent earn-out liability of $2,085 as of December 31, 2013 decreased from its original acquisition-date estimated fair value of $2,095 primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business as well as cash payments. At December 31, 2013, 383 mortgage loans had been funded through NattyMac’s single-family warehousing business and the Company expects that the full amount of contingent consideration will be paid over a two-year period.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges. The following summarizes the Company’s outstanding derivative instruments as of December 31, 2013 and 2012:

December 31, 2013:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,190,119	Derivative assets/liabilities	$4,553	$(3,293)
MBS forward trades	2,074,560	Derivative assets/liabilities	15,120	(227)
Total derivative financial instruments	$3,264,679		$19,673	$(3,520)

December 31, 2012:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,139,963	Derivative assets/liabilities	$11,989	$—
MBS forward trades	967,780	Derivative assets/liabilities	—	(1,787)
Total derivative financial instruments	$2,107,743		$11,989	$(1,787)

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The following summarizes the effect of the Company’s derivative financial instruments on its consolidated statements of income for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Interest rate lock commitments	$(10,729)	$8,642	2,830
MBS forward trades	16,680	(742)	(1,070)
Net derivative gains[1]	$5,951	$7,900	$1,760

1 All net derivative gains are included within “Gains on mortgage loans held for sale” on the Company’s consolidated statements of income.

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

The Company has entered into agreements with derivative counterparties which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of December 31, 2013 and December 31, 2012, counterparties held $730 and $3,445, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $3,520 and $1,787 at December 31, 2013 and 2012, respectively, to those counterparties. For the years ended December 31, 2013 and 2012, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale

The following summarizes mortgage loans held for sale at fair value as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Conventional [1]	$409,863	$110,493
Government insured [2]	267,497	108,131
Non-agency jumbo	5,720	—
Total mortgage loans held for sale, at fair value	$683,080	$218,624
1 Conventional includes FNMA and FHLMC mortgage loans.
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of December 31, 2013, the Company had pledged $598,980 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $84,100 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2012, the Company had pledged $218,624 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 12 “Debt” for additional information related to the Company’s outstanding borrowings as of December 31, 2013 and 2012.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSR asset is capitalized, which represents the current fair value of the future net cash flows expected to be realized for performing servicing activities. The Company also purchases MSRs directly from third parties.

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

On November 1, 2013, the Company purchased an MSR portfolio with an unpaid principal balance ("UPB") of $142,219 from an unrelated third party, for a total cash purchase price of $1,543. The MSRs purchased have substantially similar attributes to the Company's existing MSRs created through its own mortgage loan originations with respect to note rates, credit quality and loan types. The Company is continuing to service the underlying mortgage loans and accounts for the purchased MSRs using the fair value method.

The Company’s total mortgage servicing portfolio at December 31, 2013 and 2012 is summarized as follows (based on the UPB of the underlying mortgage loans):

	December 31,
	2013	2012
FNMA	$7,254,178	$2,781,389
GNMA	4,507,443	1,363,951
FHLMC	161,889	—
Total mortgage servicing portfolio	$11,923,510	$4,145,340

MSRs balance	$170,294	$42,202

MSRs balance as a percentage of total mortgage servicing portfolio	1.43%	1.02%

At December 31, 2013 and 2012, the Company held $155,562 and $93,731 of escrow funds for its customers for which it services mortgage loans.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

A summary of the changes in the balance of MSRs for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years ended December 31,
	2013	2012	2011
Balance at beginning of period	$42,202	$17,679	7,130
MSRs received as proceeds from loan sales	111,783	39,900	11,511
Purchased MSRs	1,543	—	—
MSRs acquired in a business combination	344	—	—
Changes in valuation inputs and assumptions	22,967	—	—
Actual portfolio runoff (payoffs and principal amortization)	(8,545)	—	—
Amortization of MSRs	—	(3,679)	(960)
Impairment of MSRs	—	(11,698)	(2)
Balance at end of period	$170,294	$42,202	$17,679

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Contractual servicing fees	$21,656	$5,676	2,534
Late fees	548	232	94
Loan servicing fees	$22,204	$5,908	$2,628

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18,541	$—	$—	$18,541
Mortgage loans held for sale	—	683,080	—	683,080
Derivative assets (IRLCs)	—	4,553	—	4,553
Derivative assets (MBS forward trades)	—	15,120	—	15,120
MSRs	—	—	170,294	170,294
Total assets	$18,541	$702,753	$170,294	$891,588

Liabilities:
Derivative liabilities (IRLCs)	—	3,293	—	3,293
Derivative liabilities (MBS forward trades)	—	227	—	227
Contingent earn-out liabilities	—	—	3,791	3,791
Total liabilities	$—	$3,520	$3,791	$7,311

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,957	$—	$—	$10,957
Mortgage loans held for sale	—	218,624	—	218,624
Derivative assets (IRLCs)	—	11,989	—	11,989
Total assets	$10,957	$230,613	$—	$241,570

Liabilities:
Derivative liabilities (MBS forward trades)	—	1,787	—	1,787
Contingent earn-out liabilities	—	—	2,095	2,095
Total liabilities	$—	$1,787	$2,095	$3,882

Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. (Losses) gains from changes in estimated fair values and are included in “Gains on mortgage loans held for sale” on the Company’s consolidated

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

statements of income and amounted to $(7,635), $3,528 and $1,565, respectively, for the years ended December 31, 2013, 2012 and 2011.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value option as of December 31, 2013 and 2012:

	December 31,
	2013		2012
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$676,906	$653,938	$218,556	$212,693
90 or more days delinquent	6,174	7,630	68	68
Total	$683,080	$661,568	$218,624	$212,761
A reconciliation of the beginning and ending balances of the Company’s assets (MSRs) measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2013 is as follows:

Year ended December 31, 2013
Balance at beginning of period	$42,202
Changes in fair value recognized in earnings[1]	14,422
Purchases	1,887
Sales	—
Issuances	111,783
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at end of period	$170,294

Changes in fair value recognized in net income during the period related to assets still held	$14,422

1 Recognized in the consolidated statements of income within “Changes in mortgage servicing rights valuation”

The Company did not measure its MSRs or any other assets at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2012 and 2011.

A reconciliation of the beginning and ending balances of the Company’s liabilities (contingent earn-out liabilities) measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2013 and 2012 is as follows:

	Years ended December 31,
	2013	2012

Balance at beginning of period	$2,095	$—
Changes in fair value recognized in earnings[1]	(7)	—
Purchases[2]	1,706	2,095
Sales	—	—
Issuances	—	—
Settlements	(3)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$3,791	$2,095

1 Recognized in the consolidated statements of income within “General and administrative expense”

2 Contingent consideration liabilities resulted from the Company’s acquisition of Crossline during December 2013 and its purchase of assets from NattyMac during August 2012. See Note 4 “Business Combinations” for additional information related to these business combinations and contingent consideration arrangements.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

There were no liabilities measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2011.

Transfers between levels, if any, are recorded as of the beginning of the reporting period. For the years ended December 31, 2013, 2012 and 2011 there were no transfers between levels.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 4, "Business Combinations", we completed our acquisitions of Crossline, Nationstar and NattyMac on December 19, 2013, November 29, 2013 and August 30, 2012, respectively. The values of the net assets acquired in these acquisitions and resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. Refer to Note 4, "Business Combinations", for further information regarding the methodologies and key assumptions used in the acquisition date fair value estimates.

Fair Value of Other Financial Instruments

As of December 31, 2013 and December 31, 2012, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments such as cash, restricted cash, servicing advances, secured borrowings, mortgage repurchase borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments.

9. Property and Equipment

The following summarizes property and equipment as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Internally developed computer software	$2,666	$901
Purchased computer software and equipment	6,943	2,490
Furniture and office equipment	5,176	1,663
Leasehold improvements	878	304
Property and equipment, gross	15,663	5,358
Accumulated depreciation and amortization	(3,023)	(1,332)
Property and equipment, net	$12,640	$4,026

Total depreciation and amortization expense related to property and equipment for years ended December 31, 2013, 2012 and 2011 was $1,849, $630 and $357, respectively, which includes amortization expense related to internally developed software of $449, $226 and $164, respectively.

10. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill for the year ended December 31, 2013 is as follows (the Company did not have any goodwill during the year ended December 31, 2012 or prior):

Goodwill
Balance at December 31, 2012	$—
Crossline business combination	3,638
Balance at December 31, 2013	$3,638

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The components of the Company's other intangible assets as of December 31, 2013 and 2012 are as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trade name	$1,720	$—	$1,720	$—	$—	$—
Customer relationships	2,350	(392)	1,958	2,350	(98)	2,252
Non-compete agreement	380	—	380	—	—	—
Active agent list	330	(88)	242	330	(22)	308
State licenses	104	—	104	—	—	—
Total finite-lived intangible assets	$4,884	$(480)	$4,404	$2,680	$(120)	$2,560
Indefinite-lived intangible assets:
Trade name	$1,030	—	$1,030	$1,030	—	$1,030
Total indefinite-lived intangible assets	1,030	—	1,030	1,030	—	1,030
Total other intangible assets	$5,914	$(480)	$5,434	$3,710	$(120)	$3,590

The Company recorded amortization expense related to its definite-lived intangible assets, $360, $120 and $0 during the years ended December 31, 2013, 2012 and 2011. Estimated future amortization expense for each of the years ended December 31, is as follows: 2014, $1,020; 2015, $916; 2016, $916; 2017, $768; 2018, $294; thereafter, $490. Estimated amortization expense was based on existing intangible asset balances as of December 31, 2013. Actual amortization expense may vary from these estimates.

The Company completed its first annual impairment test of existing other intangible assets with indefinite lives during the year ended December 31, 2013 (as of October 1, 2013), and no impairment losses were incurred. This test involved the use of estimates related to the fair value of the other intangible assets with indefinite lives, and require a significant degree of judgment and the use of subjective assumptions. The fair value of the other intangible asset tested for impairment (trade name) was determined using a discounted cash flow method. This method required management to make internal estimates related to future revenues, expenses and income tax rates, which were considered Level 3 inputs. As the Company's goodwill was measured at fair value as of December 18, 2013 (the date of its acquisition of Crossline), goodwill was not tested for impairment during the year ended December 31, 2013. The Company will complete its first annual impairment test of goodwill as of October 1, 2014.

11. Transfers and Servicing of Financial Assets

Residential mortgage loans are sold to FNMA, FHLMC and to secondary market investors, or transferred into pools of GNMA MBS. The Company has continuing involvement in mortgage loans sold through servicing arrangements and the liability for loan indemnifications and repurchases under the representation and warranties it makes to the investors and insurers of the loans it sells. Mortgage loans sold to secondary market investors, such as financial institutions, are generally sold on a servicing released basis whereby the Company does not retain the related MSRs. The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including the MSRs, as the value of the asset fluctuates as changes in interest rates impact borrower prepayment.

All loans are sold on a non-recourse basis; however, certain representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets.

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. All mortgage participation and repurchase agreements are accounted for by the Company as secured borrowings.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The following table sets forth information regarding cash flows for the years ended December 31, 2013 and 2012 relating to loan sales in which the Company has continuing involvement:

	Years ended December 31,
	2013	2012	2011
Proceeds from new loan sales [1]	$(6,167)	$28,392	$4,335
Proceeds from loan servicing fees	$21,077	$6,229	$2,624
Proceeds from servicing advances	$3,232	$591	$138
Repurchases and indemnifications of previously sold loans	$4,070	$—	$—

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold to FNMA, FHLMC and GNMA and is presented net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale.

The following table sets forth information related to outstanding loans sold as of December 31, 2013 and 2012 for which the Company has continuing involvement:

	December 31,
	2013	2012
Total unpaid principal balance	$11,923,510	$4,145,340
Loans 30-89 days delinquent	$167,293	$61,076
Loans delinquent 90 or more days or in foreclosure [1]	$32,269	$11,350

1 Includes loans eligible for repurchase from GNMA of $26,268 and $7,116, respectively, as of December 31, 2013 and 2012 for which the Company has limited exposure to credit risk due to the nature of the guarantee from GNMA.

The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
Purchased FNMA [1]	10.05%	31.84%
FNMA	7.79%	11.98%
GNMA I	8.06%	15.00%
GNMA II	7.58%	10.82%
FHLMC	7.68%	N/A
Cost of servicing (per loan)	$74	$73

1 Represents older, higher interest rate loans acquired from the Company's merger with Swain in 2009.

The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs at initial recognition during the years ended December 31, 2013, 2012 and 2011 are as follows:

Years ended December 31,
	2013	2012	2011
Discount rates	9.25% - 11.00%	8.00% - 11.00%	8.00% - 11.00%
Annual prepayment speeds (by investor type):
Purchased FNMA[1]	10.05% - 29.68%	16.80% - 31.84%	4.40% - 15.30%
FNMA	7.79% - 10.38%	6.00% - 14.26%	3.20% - 6.70%
GNMA I	7.95% - 12.89%	6.68% - 15.00%	5.20% - 8.30%
GNMA II	7.43% - 9.27%	6.00% - 11.26%	4.50% - 10.90%
FHLMC	7.68% - 8.74%	N/A	N/A
Cost of servicing (per loan)	$73-74	$70-90	$91-96

1 Represents older, higher interest rate loans acquired from the Company's merger with Swain in 2009.

MSRs are generally subject to loss in value when mortgage rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

MSRs, thereby reducing MSR value. Reductions in the value of MSRs affect income through changes in fair value. These factors have been considered in the estimated prepayment speed assumptions used to determine the fair value of the Company’s MSRs. Conversely, when mortgage rates increase, MSRs generally increase in value, as borrowers tend not to refinance their loans and the estimated life of those loans increases.

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third-party data, where applicable, to assess the reasonableness of its internal assumptions.  In the MSRs valuation as of December 31, 2013, the Company’s assumptions for default rates for FNMA, GNMA and FHLMC mortgage loans were 3.97%, 6.44% and 3.82%, respectively. In the MSRs valuation as of December 31, 2012, the Company's assumptions for default rates for FNMA and GNMA were 2.37%, and 5.41%, respectively (there were no MSRs related to FHLMC mortgage loans as of December 31, 2012). The default rates represent the Company’s estimate of the loans will eventually enter foreclosure proceedings over the entire term of the portfolio’s life.  These assumptions affect the future cost to service loans, future revenue earned from the portfolio, and future assumed foreclosure losses.  Because the Company’s portfolio is generally comprised of recent vintages, actual future defaults may differ from the assumptions used in valuing the MSRs.

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in fair values of the Company's MSRs as follows as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Discount rates:
Impact of discount rate + 1%	$(8,706)	$(2,071)
Impact of discount rate + 2%	$(16,638)	$(3,953)
Impact of discount rate + 3%	$(23,889)	$(5,671)

Prepayment speeds:
Impact of prepayment speed * 105%	$(3,558)	$(1,278)
Impact of prepayment speed * 110%	$(7,003)	$(2,505)
Impact of prepayment speed * 120%	$(13,570)	$(4,819)

Cost of servicing:
Impact of cost of servicing * 105%	$(1,157)	$(415)
Impact of cost of servicing * 110%	$(2,314)	$(830)
Impact of cost of servicing * 120%	$(4,629)	$(1,659)

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

12. Debt

Short-term borrowings outstanding as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013		2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings	$342,393	4.27%	$102,675	3.35%
Mortgage repurchase borrowings	223,113	2.51%	100,301	2.59%
Warehouse lines of credit	7,056	4.98%	—	N/A
Operating lines of credit	6,499	4.07%	5,131	4.17%
Total short-term borrowings	$579,061		$208,107

Mortgage Funding Arrangements

The Company maintains mortgage participation agreements, repurchase agreements and warehouse lines of credit(collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans which are subject to participation. As of December 31, 2013 the Company held mortgage funding arrangements with 5 separate financial institutions and a total maximum borrowing capacity of $967,000. Each mortgage funding arrangement is collateralized by the underlying mortgage loans.

The following table summarizes the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2013:

Mortgage Funding Arrangements	Amount Outstanding	Interest Rate	Maturity Date
Merchants Bank of Indiana	$343,433	Same as the underlying mortgage rates, less contractual service fee/PRIME plus 1.00%	June 2014
Barclays Bank PLC	164,646	LIBOR plus applicable margin	December 2014
Bank of America, N.A.	58,467	LIBOR plus applicable margin	March 2014
Flagstar Bank	1,408	LIBOR plus applicable margin	July 2014
First Tennessee Bank	4,608	LIBOR plus applicable margin	August 2014
Total	$572,562

The mortgage funding arrangements are generally tied to the loan participation agreements executed with the same financial institutions. Pursuant to the loan participation agreements, the Company periodically sells beneficial ownership interests in its mortgage loan receivables. As of December 31, 2013, the Company has a total of $400,000 in loan participation limit that expires through June 30, 2014. The lenders may cancel the agreements with written notice; however, we expect to be able to renew these agreements and do not foresee any challenges in doing so.

On July 1, 2013, we entered into an amended and restated master participation agreement with Merchants Bank of Indiana. Merchants Bank of Indiana’s commitment to purchase mortgage loans pursuant to the amended and restated master participation agreement will expire on June 30, 2014, unless renewed or terminated earlier under certain circumstances provided for therein. Such amended and restated master participation agreement provides that we may, from time to time, transfer to Merchants Bank of Indiana undivided beneficial ownership interests in qualifying, single-family mortgage loans. The aggregate maximum borrowing capacity under the amended and restated master participation agreement was $400,000 at December 31, 2013. Amounts outstanding under this agreement totaled $342,393 at December 31, 2013.

In May 2011, we entered into a mortgage warehouse and security agreement with Merchants Bank of Indiana, which was amended and restated in June 2013. The mortgage warehouse loan and security agreement states that Merchants Bank of Indiana will establish a line of credit for us secured by our pledge of certain residential mortgage loans and the related mortgage documents to Merchants Bank. The maximum borrowing capacity under the line of credit was $2,000 at December 31, 2013. At December 31, 2013, $1,040 was outstanding under this line of credit and carried an interest rate of 4.25%.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

On July 31, 2013, we entered into a master repurchase agreement with Barclays Bank PLC ("Barclays"), which was amended and restated in December 2013. The master repurchase agreement will terminate at the earliest to occur of (1) December 16, 2014, (ii) the termination of the mortgage loan participation purchase and sale agreement with Barclays or (iii) at the option of Barclays, the occurrence of an event of default after the expiration of any applicable grace period. The master repurchase agreement states that we may, from time to time, enter into transactions in which we sell to Barclays certain mortgage loans, on a servicing-released basis, against the transfer of funds by Barclays, with a simultaneous agreement for Barclays to transfer to us the related purchased assets on a date certain not later than one year following such transfer, against the transfer of funds by us. The interest rate is equal to LIBOR plus a margin.

On July 31, 2013, we entered into a mortgage loan participation purchase and sale agreement with Barclays, which was amended and restated in December 2013. The mortgage loan participation purchase and sale agreement will terminate at the earliest to occur of (i) December 16, 2014, (ii) the termination of the master repurchase agreement with Barclays or, (iii) at the option of Barclays, the occurrence of a servicing termination event after the expiration of any applicable grace period. The mortgage loan participation purchase and sale agreement states that we may, from time to time, sell all of our beneficial right, title and interest in and to designated pools of single-family residential mortgage loans eligible in the aggregate to back securities, and in and to the servicing rights related thereto. The aggregate transaction limit is $300,000 for both the master repurchase agreement and the mortgage loan participation purchase and sale agreement.

On February 28, 2013, we entered into a master repurchase agreement with Bank of America, N.A. ("Bank of America"), which was amended in February 2014. Under the agreement with Bank of America, from time to time, we may transfer to Bank of America certain residential mortgage loans and/or other mortgage related assets and interests, against the transfer of funds by Bank of America, with a simultaneous agreement by Bank of America to sell to us those purchased assets at a specified date or on demand after the purchase date, against the transfer of funds by us. Under the master repurchase agreement, Bank of America will enter into transactions with us provided that the aggregate outstanding purchase price as of any date shall not exceed $100,000, and the aggregate outstanding purchase price for any type of transaction shall not exceed the applicable type sublimit.

On June 24, 2013, we entered into a mortgage loan participation purchase and sale agreement with Bank of America, which was amended in February 2014. Under this agreement with Bank of America, from time to time, we may sell to Bank of America beneficial ownership interests in designated pools of qualifying, residential mortgage loans and the servicing rights relating thereto. The mortgage loan participation purchase and sale agreement will terminate in March 2014, unless terminated earlier under certain circumstances provided for therein. Under the mortgage loan participation purchase and sale agreement, Bank of America may enter into transactions with us to purchase participation certificates provided that the aggregate purchase price of such participation certificates as of any date shall not exceed $100,000.

On November 19, 2012, we entered into a master loan participation and servicing agreement with Bank of Virginia, with a maximum borrowing capacity of $60,000. The master loan participation and servicing agreement provided that we could, from time to time, sell to Bank of Virginia beneficial ownership interests in qualifying, single-family mortgage loans. This agreement expired in November 2013.

Through our December 2013 acquisition of Crossline, at December 31, 2013 we had warehouse lines of credit with Flagstar Bank and First Tennessee Bank with maximum borrowing capacities of $50,000 and $15,000, respectively, and expiration dates of July 2014 and August 2014, respectively. The Flagstar Bank and First Tennessee Bank warehouse lines of credit were terminated in February 2014 and January 2014, respectively, and the outstanding balances were repaid in full upon termination.

Operating Lines of Credit

The Company has a $7,200 operating line of credit agreement, which expires on June 30, 2014. Interest under the agreement is at the prime rate (with a floor of 4.00%) per annum. The line is collateralized by the net servicing fee cash flows from and proceeds on approved sales of mortgage servicing rights. The amount outstanding under the line amounted to $6,111 with an interest rate of 4.00% at December 31, 2013.

The Company also has a $1,000 operating line of credit agreement, which expires on June 30, 2014. Interest under this agreement ranges between 5.25% and 6.00% per annum. The line is collateralized by the Company’s cost method investment in this lender and the net servicing fee cash flows from and proceeds on approved sales of mortgage servicing rights. The amount outstanding under the line amounted to $388 with an interest rate of 5.25% at December 31, 2013.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The above mortgage funding and operating line of credit agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability, and limitations on additional debt and transactions with affiliates, as defined in the agreement. We were in compliance with all significant covenants at December 31, 2013.

The Company intends to renew the mortgage funding arrangements and operating lines of credit when they mature and has no reason to believe the Company will be unable to do so.

Term Loan

On March 29, 2013, the Company entered into a Secured Term Promissory Note agreement (the "Note") with a stockholder to borrow $10,000. The Note was scheduled to mature on September 30, 2013 and bore interest at 5.00% (compounded monthly), through May 31, 2013, and thereafter at an interest rate of 12.50% (compounded monthly). The Note was repaid in full on May 15, 2013 with $4,345 of cash and 314,147 shares of the Company's common stock, at a per share price of $18.00, totaling $5,655 issued under the Company's private equity offering were sent directly to the stockholder for the remaining balance on the Note.

As of and for the year ended December 31, 2013, the Company had no outstanding long-term borrowings.

13. Reserve for Mortgage Repurchases and Indemnifications

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Balance at beginning of period	$1,917	$—	$—
Increase in reserve due to growth in origination volume	2,899	1,917	—
Crossline business combination	498	—	—
Decrease in reserve due to changes in assumptions	(417)	—	—
Losses on repurchases and indemnifications	(1,188)	—	—
Balance at end of period	$3,709	$1,917	$—

Because of the uncertainty in the various estimates underlying the mortgage repurchase and indemnifications liability, there is a range of losses in excess of the recorded reserve for mortgage repurchase and indemnifications that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss and is based on current available information, significant judgment and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of the Company’s recorded reserve was approximately $1,720 at December 31, 2013, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in the Company’s best estimate of probable loss to reflect what it believes to be the high end of reasonably possible adverse assumptions.

14. Related Party Transactions

Through May 15, 2013, the Company had an agreement with a stockholder to pay an annual management fee of $320 for consulting and advisory services and strategic planning. The agreement was terminated on May 15, 2013 in conjunction with the Company’s private offering of common stock (see Note 17 “Capital Stock” for additional information related to the equity restructuring) and the Company agreed to pay the full annual management fee of $320. The Company also agreed to pay the stockholder an additional fee of $500 upon the earlier of the consummation of an initial public offering of its shares of common stock or May 15, 2014. The total management fees amounted to $820, $238 and $0, respectively, for the years ended December 31, 2013, 2012 and 2011, and are included in "General and administrative expense" on the Company's consolidated statements of income.

Through June 30, 2013, the Company had an agreement with a stockholder to manage and grow the Company’s Home Improvement Program division, which primarily focuses on the origination of FHA 203k loans and Fannie Mae Home Style renovation loans. In accordance with the terms of the agreement the stockholder was to receive an annual management fee of $108 payable quarterly through January 15, 2014, 10% of all revenue generated by the division payable quarterly through January 15, 2014, and 33.33% of the annual net income of the division for the calendar year ended December 31, 2013. This

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

agreement was terminated on June 30, 2013 and the Company agreed to pay $159 in fees upon termination. The total related fees amounted to $159, $339 and $0, respectively, for the years ended December 31, 2013, 2012 and 2011, and are included in "General and administrative expense" on the Company's consolidated statements of income.

The Company had $0 and $222 of notes receivable outstanding from stockholders at December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company forgave a note receivable from its Chief Executive Officer ("CEO") in the amount of $214, which was considered taxable income to the CEO and compensation expense to the Company.

As of December 31, 2013 and 2012, the Company had $608 and $348, respectively, of amounts due to related parties, which primarily consisted of the previously described management fees as well as fees payable to members of the Company's Board of Directors.

15. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Current federal income tax expense	$—	$—	$—
Current state income tax expense	—	—	—
Deferred federal income tax expense	12,887	9,761	1,385
Deferred state income tax expense	736	963	314
Total income tax expense	$13,623	$10,724	$1,699

The following is a reconciliation of income tax expense recorded on the Company's consolidated statements of income to the expected statutory federal corporate income tax rates for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
Statutory federal income tax expense	$12,677	35.0%	$9,733	35.0%	$1,371	34.0%
State income tax expense, net of federal tax benefit	662	1.8%	961	3.5%	301	7.0%
Non-deductible expenses	230	0.6%	30	0.1%	27	0.7%
Other	54	0.2%	—	—%	—	—%
Total income tax expense	$13,623	37.6%	$10,724	38.6%	$1,699	41.7%

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The tax effects of significant temporary differences which gave rise to the Company's deferred tax assets and liabilities are as follows as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred tax assets relating to:
Net operating loss carryforwards	$36,369	$5,839
Goodwill	406	—
Reserve for mortgage repurchases and indemnifications	1,783	735
Stock-based compensation	987	5
Stock warrants issued	594	—
Deferred rent and leasehold improvements	572	288
Vacation accrual and contributions	231	72
Total deferred tax assets	$40,942	$6,939
Deferred tax liabilities relating to:
MSRs	$64,161	$15,830
Property and equipment	2,270	851
Loans held for sale and related derivatives	2,004	4,257
Other intangible assets	886	382
Total deferred tax liabilities	$69,321	$21,320
Net deferred tax liabilities	$28,379	$14,381

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of $94,973 and $64,241, respectively, available to offset future taxable income and expiring from 2027 to 2033. As of December 31, 2012, the Company had federal and state net operating loss carryforwards of $15,230 and $11,444, respectively. The increase in both the federal and state net operating loss carryforwards during the year ended December 31, 2013 was due primarily to increases in timing differences related to originated MSRs and derivative assets and liabilities (IRLCs and related forward MBS trades). Because the Company’s primary business activity consists of the origination and sale of mortgage loans with the retention of servicing rights, these sales typically result in the recognition of gains for book purposes. However, because the servicing retained by the Company constitutes normal servicing, as that term is defined in applicable income tax guidance of the Internal Revenue Code, these sales do not result in the recognition of a corresponding amount of taxable gain. Similarly, the Company’s IRLCs and related forward MBS trades are recorded as derivative financial instruments and changes in fair value are recorded for book purposes under GAAP. However, the IRLCs and forward MBS trades with respect to the IRLCs are not subject to mark-to-market adjustments for tax purposes.

The Company analyzed the impact of its October 10, 2013 initial public offering (as further described in Note 17, "Capital Stock") and determined that an ownership change under Section 382 of the Internal Revenue Code ("Section 382 ownership change") occurred. The Internal Revenue Service ("IRS") allows for the application of two approaches (the full value method and the hold constant principle) for valuing companies when identifying a Section 382 ownership change and requires that the taxpayers apply a consistent method from year to year.      As a result of the ownership change, the Company evaluated the impact to the net operating loss carryforward. Management calculated the resulting annual limitation on the utilization of the Company's net operating loss carryforwards and determined that it was more likely than not that the net operating loss carryforwards will be utilized prior to their expiration. Accordingly, no valuation allowance has been established at December 31, 2013.

The Company also analyzed the impact of its private equity offering that occurred on May 15, 2013 (as further described in Note 17, “Capital Stock”) and determined whether a Section 382 ownership change had occurred. The Company applied the full value method in its valuation and analysis of the Section 382 ownership change and, as a result, determined that a Section 382 ownership change did not occur.

As a result of a significant investment made by holders of Series D convertible preferred stock (as further described in Note 17, “Capital Stock”) on March 9, 2012, the Company experienced a Section 382 ownership change. Management performed an analysis of the resulting annual limitation on the utilization of the Company's net operating loss carryforwards and, based on that analysis, determined that it was more likely than not that these net operating loss carryforwards will be utilized prior to their expiration.  Accordingly, no valuation allowance has been established at December 31, 2013.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

16. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2013 and 2012 approximated $1,190,119 and $1,139,963, respectively.

Leases
The Company leases office space and equipment under non-cancelable operating agreements expiring through October 2022. Rent expense amounted to $3,458, $1,259 and $746 for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental payments under the leases having an initial or remaining non-cancelable term in excess of one year are as follows at December 31, 2013:

2014	$4,684
2015	4,299
2016	3,691
2017	3,324
2018	3,423
Thereafter	6,364
Total minimum rental payments	$25,785

Regulatory Net Worth Requirements
The Company is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development ("HUD"), which governs non-supervised, direct endorsement mortgagees, and GNMA, FNMA and FHLMC, which governs issuers of GNMA, FNMA and FHLMC securities. Additionally, the Company is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; these range from $0 to $1,000, depending on the state.
Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could (i) remove the Company’s ability to sell and service loans to or on behalf of the Agencies and (ii) have a direct material effect on the Company’s financial statements. In accordance with the regulatory capital guidelines, the Company must meet specific quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on the Company’s results, may significantly affect the Company’s net worth adequacy.

The Company met all minimum net worth requirements to which it was subject as of December 31, 2013 and 2012. The Company’s required and actual net worth amounts are presented in the following table:

	December 31, 2013		December 31, 2012
	Net Worth [1]	Net Worth Required	Net Worth [1]	Net Worth Required
HUD	$298,429	$2,500	$51,437	$1,000
GNMA	$298,429	$12,667	$51,437	$5,780
FNMA	$298,429	$20,635	$51,437	$2,500
FHLMC	$298,429	$2,905	N/A	N/A
Various States	$298,429	$0-$1,000	$51,437	$0-$1,000

1 Calculated in compliance with the respective agencies' or states' requirements.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of December 31, 2013, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows.

Other Contingencies

During the year ended December 31, 2013, the Company became aware that it had purchased certain refinancing loans, with a total principal amount of $5,163, from a correspondent lender where the prior mortgage loan on the property securing the mortgage loan that was purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of the Company’s process in purchasing a mortgage loan from a correspondent, it generally requires that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these purchased loans. As a result, the Company believes the borrower is insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. The Company believes that its procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage loan and that the Company’s practice of obtaining closing protection letters is appropriate to protect it in these situations. The Company has notified the affected borrowers and the relevant insurance carriers, and it expects that the title insurance obtained in connection with the refinancings will result in the loan having a first priority status. However, there can be no assurances that the prior mortgages will be fully satisfied from the title insurance claims. As a result, the Company has included certain specific reserves in its provision for reserve for mortgage repurchases and indemnifications during the year ended December 31, 2013 related to these purchased correspondent loans.

17. Capital Stock

Initial Public Offering

On October 16, 2013, the Company completed its initial public offering of 8,165,000 shares of common stock (including 1,065,000 shares exercised pursuant to an overallotment option granted to the underwriters) at a price to the public of $16.00 per share, resulting in gross proceeds of approximately $130,640. The underwriting discounts and commissions related to this offering totaled $6,712 and the Company incurred additional equity issuance costs totaling $3,259 related to the initial public offering. As part of the total issuance of shares in the initial public offering, the Company issued all 591,554 shares of treasury stock held, at a cost of $1,707, thereby reducing the balance of treasury stock to zero at December 31, 2013.

Equity Restructuring

On May 14, 2013, all outstanding shares of the Company’s convertible preferred stock (Series B, C and D) were converted into shares of the Company’s common stock on a one-for-one basis. On May 14, 2013, immediately following the conversion of preferred stock to common stock, each share of common stock held was split into 13.861519 shares of common stock.
On May 15, 2013, the Company sold 6,388,889 shares of its common stock at a per share price of $18.00, for total gross proceeds of $115,000, under a private offering under the exemptions of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchaser’s discount and placement fee related to the May 2013 offering totaled $7,700 and the Company incurred additional equity issuance costs totaling $2,700 related to the May 2013 offering.
Issuance of Warrants

On March 29, 2013, in conjunction with a $10,000 term loan the Company entered into with a stockholder, the Company issued warrants to the stockholder for the right to purchase 277,777 shares of its common stock at a price of $18.00 per share. The warrants are exercisable at any time through May 15, 2018. Because the warrants met the criteria of a derivative financial instrument that is indexed to the Company's own stock, the warrants' allocable fair value of $1,522 was recorded as a component of "Additional paid in capital" and resulted in a debt discount in the same amount. The debt discount was fully amortized into interest expense upon the repayment of the term loan in full, resulting in $1,522 of interest expense during the year ended December 31, 2013.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

Series A Convertible Preferred Stock (“Series A Preferred Shares”)
During the year ended December 31, 2012, all 415,845 outstanding Series A Preferred Shares were redeemed and retired, at a per share redemption price of $3.61, for a total cash redemption payment of $1,500. In addition, at the time of the redemption, accrued and unpaid dividends of $43 were paid in cash to the sellers of the Series A Preferred Shares. As a result of this redemption, there were no outstanding Series A Preferred Shares as of December 31, 2012.
Series D Convertible Preferred Stock (“Series D Preferred Shares”)
During the year ended December 31, 2012, the Company issued 8,064,881 Series D Preferred Shares at per share price of $3.97, for total cash proceeds of $32,000. The Company incurred equity issuance costs totaling $1,826 related to the issuance of the Series D Preferred Shares.

Series C Convertible Preferred Stock ("Series C Preferred Shares")

During the year ended December 31, 2011, the Company issued $263,369 Series C Preferred Shares at a per share price of $3.61, for total cash proceeds of $950. The Company incurred equity issuance costs totaling $41 related to the issuance of the Series C Preferred Shares.

Use of Capital and Common Stock Repurchases

Prior to the conversion of the Company’s outstanding convertible preferred stock to common stock in May 2013, the Company paid cash dividends of $27, $119 and $257 to certain of its convertible preferred stockholders during the years ended December 31, 2013, 2012 and 2011, respectively. The Company does not expect to pay dividends on its common stock for the foreseeable future. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Company’s Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company repurchased 630,699 shares of its common stock, at a per share price of $2.89, for a total cost of $1,820 during the year ended December 31, 2012, funding the repurchase from cash on hand. The shares were repurchased from a related party, who at the time of the repurchase was a member of the Company’s Board of Directors. Repurchases of common stock are accounted for using the cost method, with common stock in treasury classified in the balance sheet as a reduction of stockholders’ equity. Stock repurchases are discretionary as the Company is under no obligation to repurchases shares. The Company may repurchase shares when it believes it is a prudent use of capital. There were no repurchases of common stock during the years ended December 31, 2013 or 2011.

18. Stock-Based Compensation
During 2011, the Company adopted the 2011 Omnibus Incentive Plan (the “2011 Plan”) for employees, consultants and non-employee directors. The Plan provided for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights ("SARs"), restricted stock, performance units, phantom stock, restricted stock units and stock awards.
On August 29, 2013, the Company adopted the 2013 Omnibus Incentive Plan (the "2013 Plan") for employees and consultants. The 2013 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), SARs, restricted stock, restricted stock units, dividend equivalent rights, other stock-based or cash-based awards (collectively, “awards”), with each grant evidenced by an award agreement providing the terms of the award. Incentive stock options may be granted only to employees; all other awards may be granted to employees and consultants. Non-employee directors are not permitted to participate in the 2013 Plan. The 2013 Plan is applicable to all awards granted on or after August 29, 2013 and replaces the 2011 Plan. No new stock-based compensation grants were made under the 2011 Plan after the adoption of the 2013 Plan. The terms and conditions of awards granted under the 2011 Plan prior to the adoption of the 2013 will not be affected by the adoption of the 2013 Plan, and the 2011 Plan will remain effective with respect to such awards. Upon adoption on August 29, 2013, a total of 419,250 shares of the Company's common stock were reserved and available for issuance under the 2013 Plan, which included the 315,925 remaining number of shares available for grant under the 2011 Plan. As of December 31, 2013, there were a total of 369,616 shares of common stock available for future grants under the 2013 Plan.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

The Company’s current policy for issuing shares of its common stock upon exercise of stock options or vesting of restricted stock units is to either issue new shares or repurchase outstanding shares of its common stock to settle stock option exercises. The Company currently has no plans to repurchase shares of its common stock.
Stock Options
Nonqualified stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Nonqualified stock options granted during 2013 generally vest over four years in equal annual installments and have a term of ten years from the grant date. Nonqualified stock options granted during 2012 vest over three years in equal quarterly installments and have a term of ten years from the grant date. Stock options granted do not contain any voting or dividend rights prior to exercise. The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period.

A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	101,494	$3.97
Granted	1,438,386	$18.00
Exercised	—	N/A
Forfeited or expired	—	N/A
Outstanding at December 31, 2013	1,539,880	$17.08	9.3	$1,275
Exercisable at December 31, 2013	50,747	$3.97	8.2	$637

During the year ended December 31, 2013, 33,831 stock options with a per-share exercise price of $3.97, an aggregate intrinsic value of $425 and remaining contractual term of 8.2 years, vested.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2013 and 2012 (there we no options granted during the year ended December 31, 2011):

	Years ended December 31,
	2013	2012
Fair value of underlying common stock	$18.00	$3.97
Volatility	40.00%	18.00%
Dividend yield	—%	—%
Risk-free interest rate	1.08%	1.01%
Expected term (years)	6.22	5.75

The weighted average grant-date fair values per share of the stock options granted during the years ended December 31, 2013 and 2012 was $7.25 and $0.78, respectively.

Volatility was estimated based on the historical volatility of comparable publicly traded companies. The dividend yield was based on an estimate of future dividend yields. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve in effect at the time of the grants. The expected term was calculated for each grant using the simplified method, as the Company’s outstanding stock option grant met certain SEC criteria for the use of the simplified method.

During the year ended December 31, 2013, as a result of the May 14, 2013 stock-split, the Company modified a stock option award made to one non-employee director. The terms of the award were modified to increase the number of stock options from 7,322 shares to 101,494 shares and to decrease the exercise price of the stock options from $55.00 per share to $3.97 per share. The total incremental compensation costs resulting from this modification was $1,449, of which $682 was recorded as stock-based compensation expense for the year ended December 31, 2013.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

Restricted Stock Units
Restricted stock units are granted for a fixed number of shares with a fair value equal to the fair value of the Company's common stock at the grant date. Restricted stock units granted during 2013 vest over three years in equal annual installments. Restricted stock units granted do not contain any voting or dividend rights prior to vesting. The Company recognizes compensation expense associated with the restricted stock units using the straight-line method over the requisite service period.

A summary of the nonvested restricted stock unit activity for the year ended December 31, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	—	N/A
Granted	49,634	$17.04
Vested	—	N/A
Forfeited	—	N/A
Nonvested at December 31, 2013	49,634	$17.04

During the years ended December 31, 2013, 2012 and 2011, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $2,452, $13 and $0, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company recognized related tax benefits of $987, $5 and $0, respectively. Total unrecognized stock-based compensation costs related to nonvested stock options and restricted stock units as of December 31, 2013 was $9,504 and $837, respectively, and will be recognized using the straight-line method over the weighted average remaining requisite service periods of three years and three years, respectively.

Other Stock Awards

On May 10, 2013, The Company issued 39,145 shares of common stock (from its available treasury shares) to an employee who elected to receive his 2012 incentive compensation in the form of shares of the Company's common stock, as allowed under his employment agreement. The election under the employment agreement that allowed the employee to receive incentive compensation in either cash or the Company's common stock was accounted for as a tandem award compensation agreement. The fair value of the tandem award was determined to be $602 on the date the employee made the election to receive his incentive compensation in stock. Stock-based compensation expense recognized for this tandem award was $127 and $475, respectively, for the years ended December 31, 2013 and 2012. The number of shares of common stock issued to this employee upon settlement reflected a net settlement for payroll tax withholding.

The Company has not granted any stock appreciation rights, restricted stock awards, performance units, phantom stock or other stock-based compensation awards.

19. Retirement Benefit Plans

The Company maintains 401(k) profit sharing plans covering substantially all employees. Employees may contribute amounts subject to certain IRS and plan limitations. The Company may make discretionary matching and non-elective contributions, subject to certain limitations. During the years ended December 31, 2013, 2012 and 2011, the Company contributed $1,077, $384 and $163, respectively, to the 401(k) profit sharing plans.

20. Segment Information

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

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

The Company’s chief operating decision maker evaluates the performance of the Mortgage Banking segment based on the measurement basis of income before income taxes. Refer to the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 included in this Form 10-K for details related to operating revenues, income before income taxes, depreciation and amortization for the Mortgage Banking segment. Refer to the Company’s consolidated balance sheets as of December 31, 2013 and December 31, 2012 included in this Form 10-K for details of the assets and equity components of the Mortgage Banking segment.

The major components of revenues by product/service for the Mortgage Banking segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years ended December 31,
	2013	2012	2011
Mortgage originations
Gains on mortgage loans held for sale	$83,327	$71,420	$16,735
Loan origination and other loan fees	21,197	9,871	4,288
Interest income	16,675	5,257	2,371
Total mortgage originations	121,199	86,548	23,394

Mortgage servicing
Changes in mortgage servicing rights valuation	14,422	—	—
Loan servicing fees	22,204	5,908	2,628
Total mortgage servicing	36,626	5,908	2,628

Mortgage financing
Financing fees	30	—	—
Interest income	92	—	—
Total mortgage financing	122	—	—

Other	—	1,172	—

Total revenues	$157,947	$93,628	$26,022

21. Supplemental Cash Flow Information

Supplemental cash flow information and non-cash activities for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years ended December 31,
	2013	2012	2011
Cash paid for interest	$12,233	$6,203	$2,250
Cash paid for taxes	$—	$—	$—
Settlement of employee's incentive compensation with shares of common stock	$438	$—	$—
Non-cash financing activities:
Conversion of preferred stock to common stock	$33,000	$—	$—
Repayment of term loan with shares of common stock	$5,655	$—	$—

In addition to the non-cash financing activities presented above, during the year ended December 31, 2013, the Company sold a portion of its investment in shares of preferred stock of a closely held entity for $300, of which all of the

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2013

proceeds from such sale were applied against the Company's outstanding balance on its operating line of credit with the same entity.

22. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2013
Total revenues	$38,882	$43,354	$31,866	$43,845
Total expenses	$23,037	$28,669	$29,376	$40,644
Income before income tax expenses	$15,845	$14,685	$2,490	$3,201
Net income	$9,715	$9,135	$1,683	$2,065
Basic earnings per share	$3.42	$0.86	$0.10	$0.08
Diluted earnings per share	$0.86	$0.63	$0.10	$0.08
2012
Total revenues	$12,973	$17,350	$30,884	$32,421
Total expenses	$9,398	$14,662	$15,593	$26,166
Income before income tax expenses	$3,575	$2,688	$15,291	$6,255
Net income	$2,220	$1,658	$9,466	$3,741
Basic earnings per share	$0.71	$0.49	$2.90	$1.18
Diluted earnings per share	$0.49	$0.25	$1.00	$0.38

23. Subsequent Events

On February 4, 2014, the Company completed its acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion originated more than $400,000 in mortgage loans during the year ended December 31, 2013 through its California and Utah locations, serving customers with an extensive portfolio of residential real estate loan programs. The acquisition of Medallion included 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, the Company agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees. The cash consideration for this acquisition was $258. Consideration yet to be paid for this acquisition also includes contingent consideration based upon future origination volume, for which the Company has not yet determined the acquisition date fair value. The contingent consideration is conditional upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two-year period following the acquisition date and is uncapped in amount. Total consideration for Medallion, which, along with working capital for the business, will be funded out of the Company's existing cash resources.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that they will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A on or prior to April 30, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as Compensation Committee Report, are incorporated herein by reference from our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2014.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and director independence, is incorporated herein by reference from our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2014.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2014.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Our consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 and the notes thereto, together with the reports of the independent registered public accounting firms on those consolidated financial statements are filed within Item 8 in Part II of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes.

3. Exhibits:

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stonegate Mortgage Corporation

Date: March 14, 2014	By:	/S/ James J. Cutillo
James J. Cutillo
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Cutillo	Chief Executive Officer and Director	March 14, 2014
James J. Cutillo	(Principal Executive Officer)

/s/ John F. Macke	Chief Financial Officer	March 14, 2014
John F. Macke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin B. Bhatt	Director	March 14, 2014
Kevin B. Bhatt

/s/ James G. Brown	Director	March 14, 2014
James G. Brown

/s/ Richard A. Kraemer	Director	March 14, 2014
Richard A. Kraemer

/s/ Sam Levinson	Director	March 14, 2014
Sam Levinson

/s/ Richard A. Mirro	Director	March 14, 2014
Richard A. Mirro

/s/ Joseph Scott Mumphrey	Director	March 14, 2014
Joseph Scott Mumphrey

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated as of November 13, 2013, by and among Stonegate Mortgage Corporation, Crossline Capital, Inc. and Timothy R. Elkins (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 19, 2013 (File No. 001-36116))

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.1
Registration Rights Agreement, dated as of May 15, 2013, between Stonegate Mortgage Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.1 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.2†
Stonegate Mortgage Corporation Amended and Restated 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.3†
Option Agreement, dated as of May 15, 2013, between Stonegate Mortgage Corporation and James J. Cutillo (incorporated by reference to Exhibit 10.3 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.4†	Form of Option Agreement (incorporated by reference to Exhibit 10.4 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.5†
First Amendment to Employment Agreement, dated as of May 14, 2013, between Stonegate Mortgage Corporation and James J. Cutillo (incorporated by reference to Exhibit 10.6 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.6†
Amended and Restated Employment Agreement, dated as of May 14, 2013, between Stonegate Mortgage Corporation and Daniel J. Bettenburg (incorporated by reference to Exhibit 10.7 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.7†
Letter Agreement, dated as of May 14, 2013, between Stonegate Mortgage Corporation and John F. Macke (incorporated by reference to Exhibit 10.8 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.8†
Stonegate Mortgage Corporation 2013 Non-Employee Director Plan (incorporated by reference to Exhibit 10.25 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.9†
Stonegate Mortgage Corporation 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.10†	Stonegate Mortgage Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.27 to Stonegate Mortgage Corporation S-1 filed December 6, 2013 (File No. 333-192715))

10.11†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on November 26, 2013 (File No. 333-192557))

10.12†	Form of Option Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on November 26, 2013 (File No. 333-192557))

10.13
Purchase/Placement Agreement, dated as of May 8, 2013, between Stonegate Mortgage Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.10 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.14
Amendment No. 1 to Investor Rights Agreement, dated as of May 15, 2013, between Stonegate Mortgage Corporation and Stonegate Investors Holdings LLC (incorporated by reference to Exhibit 10.12 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

Exhibit Number	Description

10.15
Amendment No. 2 to Investor Rights Agreement, dated as of September 29, 2013, between Stonegate Mortgage Corporation and Stonegate Investors Holdings LLC (incorporated by reference to Exhibit 10.23 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.16
Amendment No. 1 to Amended and Restated Shareholders’ Agreement, dated as of May 15, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and certain Other Stockholders (incorporated by reference to Exhibit 10.14 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.17
Amendment No. 2 to Amended and Restated Shareholders’ Agreement, dated as of September 29, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and certain Other Stockholders (incorporated by reference to Exhibit 10.24 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.18
Voting Agreement, dated as of May 15, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.15 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.19
Master Repurchase Agreement, dated as of February 28, 2013, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.16 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.20
Mortgage Loan Participation Purchase and Sale Agreement, dated June 24, 2013, by and between Stonegate Mortgage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.21
Master Repurchase Agreement, dated as of December 24, 2012, between Barclays Bank PLC and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.19 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.22
Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 24, 2012, between Stonegate Mortgage Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.20 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.23
Amended and Restated Master Participation Agreement, dated as of July 1, 2013, between Stonegate Mortgage Corporation and Merchants Bank of Indiana (incorporated by reference to Exhibit 10.22 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Richey, May & Co. LLP

23.2*	Consent of KPMG LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

* Filed herewith
† Indicates management contract or compensation plan