Form 10-Q
period 2014-03-31
STONEGATE MORTGAGE CORP
filed 2014-05-15
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 9, 2014
Common Stock, $0.01 par value	25,769,236 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2014

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$17,874	$43,104
Restricted cash	1,159	730
Mortgage loans held for sale, at fair value	834,915	683,080
Servicing advances	3,290	4,177
Derivative assets	14,895	19,673
Mortgage servicing rights, at fair value	192,470	170,294
Property and equipment, net	13,461	12,640
Goodwill	4,265	3,638
Intangible assets, net	5,179	5,434
Investment in closely held entity, at cost	240	440
Loans eligible for repurchase from GNMA	38,443	26,268
Warehouse lending receivables	24,203	12,089
Other assets	9,304	8,322
Total assets	$1,159,698	$989,889

Liabilities and stockholders’ equity
Liabilities
Secured borrowings	456,975	342,393
Mortgage repurchase borrowings	288,470	223,113
Warehouse lines of credit	464	7,056
Operating lines of credit	10,716	6,499
Accounts payable and accrued expenses	29,489	37,052
Derivative liabilities	2,618	3,520
Reserve for mortgage repurchases and indemnifications	4,231	3,709
Due to related parties	—	608
Contingent earn-out liabilities	4,411	3,791
Liability for loans eligible for repurchase from GNMA	38,443	26,268
Deferred income tax liabilities, net	23,365	28,379
Total liabilities	$859,182	$682,388

Commitments and contingencies - Note 14

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,769,236 and 25,769,236	264	264
Additional paid-in capital	264,729	263,830
Retained earnings	35,523	43,407
Total stockholders’ equity	300,516	307,501

Total liabilities and stockholders’ equity	$1,159,698	$989,889

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Revenues
Gains on mortgage loans held for sale	$28,631	$24,204
Changes in mortgage servicing rights valuation	(10,658)	4,090
Loan origination and other loan fees	5,077	4,648
Loan servicing fees	9,174	3,119
Interest income	6,077	2,821
Total revenues	38,301	38,882

Expenses
Salaries, commissions and benefits	33,420	14,493
General and administrative expense	8,209	3,602
Interest expense	3,813	3,073
Occupancy, equipment and communication	4,141	1,485
Provision for mortgage repurchases and indemnifications - change in estimate	395	—
Depreciation and amortization expense	1,083	384
Loss on disposal of property and equipment	91	—
Total expenses	51,152	23,037

(Loss) income before income tax expense	(12,851)	15,845
Income tax (benefit) expense	(4,967)	6,130
Net (loss) income	(7,884)	9,715
Less: preferred stock dividends	—	(19)
Net (loss) income attributable to common stockholders	$(7,884)	$9,696

(Loss) earnings per share
Basic	$(0.31)	$3.42
Diluted	$(0.31)	$0.86

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501
Net loss	—	—	—	—	—	—	(7,884)	(7,884)
Stock-based compensation expense	—	—	—	—	—	899	—	899
Balance at March 31, 2014	—	$—	25,769	$264	$—	$264,729	$35,523	$300,516

Balance at December 31, 2012	8,342	$33,000	2,834	$35	$(1,820)	$3,198	$20,836	$55,249
Net income	—	—	—	—	—	—	9,715	9,715
Stock-based compensation expense	—	—	—	—	—	7	—	7
Issuance of stock warrants	—	—	—	—	—	1,522	—	1,522
Preferred stock dividends	—	—	—	—	—	—	(19)	(19)
Balance at March 31, 2013	8,342	$33,000	2,834	$35	$(1,820)	$4,727	$30,532	$66,474

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2014	2013
Operating activities
Net (loss) income	$(7,884)	$9,715
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	1,083	384
Loss on disposal of property and equipment	91	—
Gains on mortgage loans held for sale	(28,631)	(24,204)
Changes in mortgage servicing rights valuation	10,658	(4,090)
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	395	—
Stock-based compensation expense	899	7
Deferred income tax (benefit) expense	(4,967)	6,130
Change in contingent earn-out liabilities	42	—
Proceeds from sales and principal payments of mortgage loans held for sale	2,272,924	1,828,574
Originations and purchases of mortgage loans held for sale	(2,421,868)	(1,899,805)
Repurchases and indemnifications of previously sold loans	(1,469)	(45)
Changes in operating assets and liabilities:
Restricted cash	(429)	(2,870)
Servicing advances	887	(18)
Warehouse lending receivables	(12,114)	—
Other assets	(888)	(1,683)
Accounts payable and accrued expenses	(7,660)	5,920
Due to related parties	(608)	(39)
Net cash used in operating activities	(199,539)	(82,024)
Investing activities
Purchases of property and equipment	(1,550)	(1,652)
Purchase of assets in a business combination	(258)	—
Purchase of mortgage servicing rights	(1,622)	—
Net cash used in investing activities	(3,430)	(1,652)
Financing activities
Proceeds from borrowings under mortgage funding arrangements and operating lines of credit	5,061,958	124,814
Repayments of borrowings under mortgage funding arrangements and operating lines of credit	(4,884,194)	(48,439)
Payments of contingent earnout liabilities	(25)	—
Proceeds from borrowing from stockholder	—	10,000
Preferred stock dividends	—	(19)
Net cash provided by financing activities	177,739	86,356

Change in cash and cash equivalents	(25,230)	2,680
Cash and cash equivalents at beginning of period	43,104	15,056
Cash and cash equivalents at end of period	$17,874	$17,736

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
March 31, 2014
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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2013, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in its 2013 Annual Report on Form 10-K.

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

3. (Loss) Earnings Per Share

The following is a reconciliation of net (loss) income attributable to common stockholders and a table summarizing the basic and diluted (loss) earnings per share calculations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net (loss) income:
Net (loss) income	$(7,884)	$9,715
Less: Preferred stock dividends	—	(19)
Net (loss) income attributable to common stockholders	$(7,884)	$9,696

Weighted average shares outstanding (in thousands):
Denominator for basic (loss) earnings per share – weighted average common shares outstanding	25,769	2,834
Effect of dilutive shares—employee and director stock options, restricted stock units, warrants and convertible preferred stock	—	8,389
Denominator for diluted (loss) earnings per share	25,769	11,223

(Loss) earnings per share:
Basic	$(0.31)	$3.42
Diluted	$(0.31)	$0.86

During the three months ended March 31, 2014, weighted average shares of 1,867,291, were excluded from the denominator for diluted loss per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive. During the three months ended March 31, 2013, weighted average shares of 66,745, were excluded from the denominator for diluted earnings per share because the shares (which related to stock options and stock warrants) were anti-dilutive.

4. Business Combinations

Acquisition of Medallion Mortgage Company

On February 4, 2014, in the continuing effort to expand retail originations, the Company completed its acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion services customers with an extensive portfolio of residential real estate loan programs and has 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, the Company agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees.

The acquisition of Medallion was accounted for as a business combination. The following table summarizes the total consideration transferred to acquire Medallion and the fair values of the assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash consideration	$258
Fair value of contingent consideration	603
Total consideration	861
Fair value of net assets acquired:
Property and equipment	190
Other assets	94
Accounts payable and accrued expenses	(50)
Total fair value of net assets acquired	234
Goodwill	$627
Acquisition-related expenses [1]	$49

1 Legal and miscellaneous expenses classified as general and administrative expenses

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $627 as of March 31, 2014. Goodwill recognized from the acquisition of Medallion primarily relates to the expected future growth of Medallion's business.
As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a deferred purchase price, which payment is contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earnout"). If such goals are met by Medallion, the Company will pay the seller annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earnout is uncapped in amount. The fair value of the earnout was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earnout period, an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. The Company estimated the fair value of the earnout as of March 31, 2014 to approximate its acquisition date fair value as there were no significant changes in the Company's estimate of future mortgage loan origination volume, volatility factor or the discount rate used to determine the fair value of the earnout.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges. The following summarizes the Company’s outstanding derivative instruments as of March 31, 2014 and December 31, 2013:

March 31, 2014:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,489,053	Derivative assets/liabilities	$11,453	$(351)
MBS forward trades	2,526,697	Derivative assets/liabilities	3,442	(2,267)
Total derivative financial instruments	$4,015,750		$14,895	$(2,618)

December 31, 2013:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,190,119	Derivative assets/liabilities	$4,553	$(3,293)
MBS forward trades	2,074,560	Derivative assets/liabilities	15,120	(227)
Total derivative financial instruments	$3,264,679		$19,673	$(3,520)

The following summarizes the effect of the Company’s derivative financial instruments on its consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Derivative (Losses) Gains Recognized
	Three Months Ended March 31,
	2014	2013
Interest rate lock commitments	$9,842	$13,506
MBS forward trades	(13,718)	(4,957)
Net derivative (losses) gains[1]	$(3,876)	$8,549

1 All derivative (losses) gains are included within “Gains on mortgage loans held for sale” on the Company’s consolidated statements of operations.

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

The Company has entered into agreements with derivative counterparties which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of March 31, 2014 and December 31, 2013, counterparties held $1,159 and $730, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $2,618 and $3,520 at March 31, 2014 and December 31, 2013, respectively, to those counterparties. For the three months ended March 31, 2014 and 2013, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale

The following summarizes mortgage loans held for sale at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Conventional [1]	$522,131	$409,863
Government insured [2]	303,990	267,497
Non-agency jumbo	8,794	5,720
Total mortgage loans held for sale, at fair value	$834,915	$683,080

1 Conventional includes FNMA and FHLMC mortgage loans.
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of March 31, 2014, the Company had pledged $800,056 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $34,859 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2013, the Company had pledged $598,980 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $84,100 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of March 31, 2014 and December 31, 2013.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSR asset is capitalized, which represents the current fair value of the future net cash flows expected to be realized for performing servicing activities. The Company also purchases MSRs directly from third parties.

The Company’s total mortgage servicing portfolio as of March 31, 2014 and December 31, 2013 is summarized as follows (based on the UPB of the underlying mortgage loans):

	March 31, 2014	December 31, 2013
FNMA	$7,852,707	$7,254,178
GNMA	5,378,027	4,507,443
FHLMC	872,060	161,889
Total mortgage servicing portfolio	$14,102,794	$11,923,510

MSRs balance	$192,470	$170,294

MSRs balance as a percentage of total mortgage servicing portfolio	1.36%	1.43%

A summary of the changes in the balance of MSRs for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$170,294	$42,202
MSRs received as proceeds from loan sales	31,212	21,161
Purchased MSRs	1,622	—
Changes in valuation inputs and assumptions	(7,931)	5,890
Actual portfolio runoff (payoffs and principal amortization)	(2,727)	(1,800)
Balance at end of period	$192,470	$67,453

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Contractual servicing fees	$8,765	$3,009
Late fees	409	110
Loan servicing fees	$9,174	$3,119

8. Fair Value Measurements

The Company uses fair value measurements in fair value disclosures and to record certain assets and liabilities at fair value on a recurring basis, such as MSRs, derivatives and loans held for sale, or on a nonrecurring basis, such as when measuring intangible assets and long-lived assets. The Company has elected fair value accounting for loans held for sale to more closely align the Company’s accounting with its interest rate risk strategies without having to apply the operational complexities of hedge accounting.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3	$—	$—	$3
Mortgage loans held for sale	—	834,915	—	834,915
Derivative assets (IRLCs)	—	11,453	—	11,453
Derivative assets (MBS forward trades)	—	3,442	—	3,442
MSRs	—	—	192,470	192,470
Total assets	$3	$849,810	$192,470	$1,042,283

Liabilities:
Derivative liabilities (IRLCs)	—	351	—	351
Derivative liabilities (MBS forward trades)	—	2,267	—	2,267
Contingent earn-out liability	—	—	4,411	4,411
Total liabilities	$—	$2,618	$4,411	$7,029

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18,541	$—	$—	$18,541
Mortgage loans held for sale	—	683,080	—	683,080
Derivative assets (IRLCs)	—	4,553	—	4,553
Derivative assets (MBS forward trades)	—	15,120	—	15,120
MSRs	—	—	170,294	170,294
Total assets	$18,541	$702,753	$170,294	$891,588

Liabilities:
Derivative liabilities (IRLCs)	$—	$3,293	$—	$3,293
Derivative liabilities (MBS forward trades)	—	227	—	227
Contingent earn-out liability	—	—	3,791	3,791
Total liabilities	$—	$3,520	$3,791	$7,311

Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. Gains from changes in estimated fair values and are included in “Gains on mortgage loans held for sale” on the Company’s consolidated statements of operations and amounted to $10,877 and $599 for the three months ended March 31, 2014 and 2013.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value option as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$826,723	$788,854	$676,906	$653,938
90 or more days delinquent	8,192	9,153	6,174	7,630
Total	$834,915	$798,007	$683,080	$661,568

A reconciliation of the beginning and ending balances of the Company’s MSRs measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$170,294	$42,202
Changes in fair value recognized in earnings[1]	(10,658)	4,090
Purchases	1,622	—
Sales	—	—
Issuances	31,212	21,161
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$192,470	$67,453

Changes in fair value recognized in net income during the period related to assets still held	$(10,658)	$4,090

1 Recognized in the consolidated statements of operations within “Changes in mortgage servicing rights valuation”.

A reconciliation of the beginning and ending balances of the Company’s contingent earnout liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013

Balance at beginning of period	$3,791	$2,095
Changes in fair value recognized in earnings[1]	42	—
Purchases[2]	603	—
Sales	—	—
Issuances	—	—
Settlements	(25)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$4,411	$2,095

1 Recognized in the consolidated statements of operations within “General and administrative expense”.

2 Contingent earnout liabilities resulted from the Company’s acquisitions of NattyMac during August 2012, Crossline during December 2013 and Medallion during February 2014. See Note 4, “Business Combinations,” within this Quarterly Report on Form 10-Q and Note 4, “Business Combinations,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K for additional information related to these contingent earnout liabilities.

Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the three months ended March 31, 2014 and 2013, there were no transfers between levels.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 4, "Business Combinations," we completed our acquisition of Medallion on February 4, 2014. The values of the net assets acquired in the acquisition of Medallion and resulting goodwill were recorded at fair value using Level 3 inputs. Refer to Note 4, "Business Combinations," for further information regarding the methodology and key assumptions used in the acquisition date fair value estimates.

Fair Value of Other Financial Instruments

As of March 31, 2014 and December 31, 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments.

9. Transfers and Servicing of Financial Assets

Residential mortgage loans are primarily sold to FNMA or FHLMC or transferred into pools of GNMA MBS. The Company has continuing involvement in mortgage loans sold through servicing arrangements and the liability for loan indemnifications and repurchases under the representation and warranties it makes to the investors and insurers of the loans it sells. The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including the MSRs, as the value of the asset fluctuates as changes in interest rates impact borrower prepayment.

All loans are sold on a non-recourse basis; however, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets.

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. As of March 31, 2014 and 2013, all repurchase agreements are accounted for by the Company as secured borrowings.

From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. In the instances where the loan participation has qualified for sale treatment, the Company will act as an agent on behalf of the participating entity when negotiating the terms of the ultimate sale of the underlying mortgage loans to FNMA, FHLMC or into pools of GNMA MBS. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also service the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of March 31, 2014 and 2013, all participation arrangements were accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the three months ended March 31, 2014 and 2013 relating to loan sales in which the Company has continuing involvement:

	Three Months Ended March 31,
	2014	2013
Proceeds from new loan sales [1]	$(654)	$(1,805)
Proceeds from loan servicing fees	$9,174	$3,023
Proceeds from servicing advances	$(887)	$18
Repurchases and indemnifications of previously sold loans	$1,469	$—

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold to FNMA, FHLMC, and GNMA and is presented net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale as well as the cost to retain the servicing rights.

The following table sets forth information related to outstanding loans sold as of March 31, 2014 and December 31, 2013 for which the Company has continuing involvement:

	March 31, 2014	December 31, 2013
Total unpaid principal balance	$14,102,794	$11,923,510
Loans 30-89 days delinquent	$158,801	$167,293
Loans delinquent 90 or more days or in foreclosure [1]	$46,495	$32,269

1 Includes GNMA mortgage loans, which are government-insured, of $38,443 and $26,268, respectively, as of March 31, 2014 and December 31, 2013.

    The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
Purchased FNMA [1]	10.0%	10.1%
FNMA	8.4%	7.8%
GNMA I	8.4%	8.1%
GNMA II	7.9%	7.6%
FHLMC	8.6%	7.7%
Cost of servicing (per loan)	$75	$74

1 Represents older, higher interest rate loans acquired from the Company's merger with Swain in 2009.

The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs at initial recognition during the three months ended March 31, 2014 and 2013 are as follows:

Three Months Ended March 31,
	2014	2013
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	8.21% - 8.38%	9.27% - 9.67%
GNMA I	8.37% - 8.55%	12.09% - 12.89%
GNMA II	7.81% - 7.99%	8.89% - 9.27%
FHLMC	8.28% - 8.58%	N/A
Cost of servicing (per loan)	$74 - $75	$73 - $74

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

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third-party data, where applicable, to assess the reasonableness of its internal assumptions.  In the MSRs valuation as of March 31, 2014, the Company’s assumptions for default rates for FNMA, GNMA and FHLMC mortgage loans were 3.99%, 6.46% and 3.81%, respectively. In the MSRs valuation as of December 31, 2013, the Company's assumptions for default rates for FNMA, GNMA and FHLMC were 3.97%, 6.44%, and 3.82% respectively. The default rates represent the Company’s estimate of the loans that will eventually enter foreclosure proceedings over the entire term of the portfolio’s life.  These assumptions affect the future cost to service loans, future revenue earned from the portfolio, and future assumed foreclosure losses.  Because the Company’s portfolio is generally comprised of recent vintages, actual future defaults may differ from the Company’s assumptions.

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Discount rates:
Impact of discount rate + 1%	$(9,483)	$(8,706)
Impact of discount rate + 2%	$(18,144)	$(16,638)
Impact of discount rate + 3%	$(26,079)	$(23,889)

Prepayment speeds:
Impact of prepayment speed * 105%	$(4,183)	$(3,558)
Impact of prepayment speed * 110%	$(8,228)	$(7,003)
Impact of prepayment speed * 120%	$(15,927)	$(13,570)

Cost of servicing:
Impact of cost of servicing * 105%	$(1,321)	$(1,157)
Impact of cost of servicing * 110%	$(2,641)	$(2,314)
Impact of cost of servicing * 120%	$(5,283)	$(4,629)

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

10. Debt

Short-term borrowings outstanding as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings	$456,975	4.37%	$342,393	4.27%
Mortgage repurchase borrowings	288,470	2.56%	223,113	2.51%
Warehouse lines of credit	464	4.00%	7,056	4.98%
Operating lines of credit	10,716	4.03%	6,499	4.07%
Total short-term borrowings	$756,625		$579,061

The Company maintains mortgage participation, repurchase and warehouse lines of credit arrangements (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans which are subject to participation. As of March 31, 2014 the Company held mortgage funding arrangements with 3 separate financial institutions and a total maximum borrowing capacity of $1,151,000. Each mortgage funding arrangement is collateralized by the underlying mortgage loans.

The following table summarizes the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of March 31, 2014:

Mortgage Funding Arrangements	Amount Outstanding	Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$456,975	Same as the underlying mortgage rates, less contractual service fee	June 2014
Merchants Bank of Indiana - Warehouse Line of Credit	464	Prime plus 1.00%	June 2014
Barclays Bank PLC	188,697	LIBOR plus applicable margin	December 2014
Bank of America, N.A.	99,773	LIBOR plus applicable margin	April 2014	[1]
Total	$745,909

1 Extended on May 12, 2014 to a maturity date of May 2015.

The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

On March 31, 2014, the Company amended its master participation agreement with Merchants Bank of Indiana ("Merchants") to increase the aggregate maximum borrowing capacity from $400,000 to $600,000 through May 31, 2014, with the aggregate maximum borrowing capacity reverting back to $400,000 on June 1, 2014 until the agreement matures on June 30, 2014.

On March 31, 2014, the Company entered into two changes to its facilities with Merchants: a) it amended its mortgage warehouse and security agreement with Merchants to decrease the maximum borrowing capacity under the line of credit with Merchants from $2,000 to $1,000 and b) it amended its operating line of credit agreement with Merchants to increase the maximum borrowing capacity from $7,200 to $11,000 through May 31, 2014. The maximum borrowing capacity reverts back to $7,200 on June 1, 2014 until the operating line of credit agreement matures on June 30, 2014.

On March 25, 2014, the Company amended its master repurchase agreement with Bank of America, N.A. ("Bank of America") to increase the aggregate outstanding purchase price under the agreement from $200,000 to $250,000 and extend the termination date to April 30, 2014. On April 30, 2014, the master repurchase agreement with Bank of America was amended further to extend the maturity date to May 31, 2014. On May 12, 2014, the master repurchase agreement with Bank of America was increased to $400,000 and renewed until its maturity date of May 11, 2015.

11. Reserve for Mortgage Repurchases and Indemnifications

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Balance at beginning of period	$3,709	$1,917
Provision for mortgage repurchases and indemnifications - new loan sales	478	999
Provision for mortgage repurchases and indemnifications - change in estimate	395	—
Losses on repurchases and indemnifications	(351)	(45)
Balance at end of period	$4,231	$2,871

Because of the uncertainty in the various estimates underlying the mortgage repurchase and indemnifications liability, there is a range of losses in excess of the recorded reserve for mortgage repurchase and indemnifications that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss and is based on current available information, significant judgment and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of the Company’s recorded reserve was approximately $2,315 at March 31, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in the Company’s best estimate of probable loss to reflect what it believes to be the high end of reasonably possible adverse assumptions.

12. Related Party Transactions

Through May 15, 2013, the Company had an agreement with a stockholder to pay an annual management fee for consulting and advisory services and strategic planning. The agreement was terminated on May 15, 2013 in conjunction with the Company’s private offering of common stock. The total management fees amounted to $0 and $80, respectively, for the three months ended March 31, 2014 and 2013, and are included in "General and administrative expense" on the Company's consolidated statements of operations.

Through June 30, 2013, the Company had an agreement with a stockholder to manage and grow the Company’s Home Improvement Program division, which primarily focuses on the origination of FHA 203k loans and Fannie Mae Home Style renovation loans. In accordance with the terms of the agreement the stockholder was to receive an annual management fee of $108 payable quarterly through January 15, 2014, 10% of all revenue generated by the division payable quarterly through January 15, 2014, and 33.33% of the annual net income of the division for the calendar year ended December 31, 2013. This agreement was terminated on June 30, 2013. The total related fees amounted to $0 and $79, respectively, for the three months ended March 31, 2014 and 2013, and are included in "General and administrative expense" on the Company's consolidated statements of operations.

13. Income Taxes

During the three months ended March 31, 2014 and 2013, the Company recognized income tax (benefit) expense of $(4,967) and $6,130, respectively, which represented effective tax rates of 38.7% and 38.7%, respectively.

As of March 31, 2014, the Company had federal and state net operating loss carryforwards of $94,973 and $64,241, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2027 through 2033. Management has determined that it is more likely than not that these net operating loss carryforwards will be utilized prior to their expiration.  Accordingly, no valuation allowance has been established at March 31, 2014.

14. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2014 and December 31, 2013 approximated $1,489,053 and $1,190,119, respectively.

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of March 31, 2014, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows.

Other Contingencies

During 2013, the Company became aware that it had purchased certain refinancing loans, with a total principal amount of $5,163, from a correspondent lender where the prior mortgage loan on the property securing the mortgage loan that was purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of the Company’s process in purchasing a mortgage loan from a correspondent, it generally requires that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these purchased loans. As a result, the Company believes the borrower is insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. The Company believes that its procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage loan and that the Company’s practice of obtaining closing protection letters is appropriate to protect it in these situations. The Company has notified the affected borrowers and the relevant insurance carriers, and it expects that the title insurance obtained in connection with the refinancings will result in the loan having a first priority status. However, there can be no assurances that the prior mortgages will be fully satisfied from the title insurance claims.

15. Capital Stock

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

Use of Capital and Common Stock Repurchases

The Company paid total cash dividends of $0 and $19 to its convertible preferred stockholders during the three months ended March 31, 2014 and 2013, respectively (the Company had no preferred stockholders during the three months ended March 31, 2014). The Company does not expect to pay dividends on its common stock for the foreseeable future. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Company’s Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Common stock repurchases are discretionary as the Company is under no obligation to repurchases shares. The Company may repurchase shares when it believes it is a prudent use of capital. There were no repurchases of common stock during the three months ended March 31, 2014 or 2013.

16. Stock-Based Compensation

Stock Options

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,539,880	$17.08
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	—	N/A
Outstanding at March 31, 2014	1,539,880	$17.08	9	$1,105
Exercisable at March 31, 2014	283,509	$15.07	9	$645

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. For a more detailed discussion of the Company's stock based compensation plan's fair value methodology, refer to Note 18, “Stock-Based Compensation,” to its audited consolidated financial statements as of and for the year ended December 31, 2013 included in its 2013 Annual Report on Form 10-K.

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the three months ended March 31, 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	49,634	17.04
Granted	—	N/A
Vested	—	N/A
Forfeited	—	N/A
Nonvested at March 31, 2014	49,634	17.04

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

The Company’s chief operating decision maker evaluates the performance of the Mortgage Banking segment based on the measurement basis of income before income taxes. Refer to the Company’s consolidated statements of operations for three months ended March 31, 2014 and 2013 included in this Form 10-Q for details related to operating revenues, income before income taxes and depreciation and amortization for the Mortgage Banking segment. Refer to the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013 included in this Form 10-Q for details of the assets and equity components of the Mortgage Banking segment.

The major components of revenues by product/service for the Mortgage Banking segment for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Mortgage originations
Gains on mortgage loans held for sale	$28,631	$24,204
Loan origination and other loan fees	5,036	4,648
Interest income	5,925	2,821
Total mortgage originations	39,592	31,673

Mortgage servicing
Changes in mortgage servicing rights valuation	(10,658)	4,090
Loan servicing fees	9,174	3,119
Total mortgage servicing	(1,484)	7,209

Mortgage financing
Financing fees	41	—
Interest income	152	—
Total mortgage financing	193	—

Total revenues	$38,301	$38,882

18. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Cash paid for interest	$3,631	$3,073
Cash paid for taxes	$—	$—

In addition to the activities presented above, during the three months ended March 31, 2014, the Company sold a portion of its investment in shares of preferred stock of a closely held entity for $200, of which all of the proceeds from such sale were applied against the Company's outstanding balance on its operating line of credit with the same entity.

19. Subsequent Events

On April 15, 2014, the Company entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby the Company agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit ("WLOCs")originated by the Company's wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by Stonegate. The amount of the subordinate debt funded by the Company will be sized to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(In Thousands, Except Share and Per Share Data or As Otherwise Stated Herein)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013 and the MD&A included in our 2013 Annual Report on Form 10-K. This MD&A contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in our 2013 Annual Report on Form 10-K. As used in this discussion and analysis, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” refer to Stonegate Mortgage Corporation.

Overview
We are a non-bank integrated mortgage company focused on the U.S. residential mortgage market. We originate, acquire, sell, finance and service residential mortgage loans. We predominantly sell mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and in Government National Mortgage Association (“Ginnie Mae” or “GNMA”) pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). We also sell mortgage loans to other third-party investors in the secondary market and provide short-term financing to other residential mortgage loan originators. Our principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities. We operate in one segment: Mortgage Banking. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business.
For additional information about our company and business operations, see the “Overview” section of the MD&A included in our 2013 Annual Report on Form 10-K.

Recent Industry Trends

Since May 2013, the U.S. residential mortgage industry has experienced a general increase in interest rates. As a result, industry-wide mortgage loan originations have declined as the increase in interest rates has made the refinancing of mortgage loans less attractive for borrowers. Increasing interest rates can have a direct impact on the operating results of companies in the mortgage industry, including on our operating results. An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination and loan lock volumes;

•	a shift from loan refinancing volume to purchase loan volume;

•	short-term contraction of the gain on sale margin of mortgage loans including negative fair market value adjustments on locked loans and loans held for sale;

•	an increase in net interest income from financing (assuming a steeper forward yield curve);

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations; and

•	a reduction of gains from mortgage loan sales.

Performance Summary

•	Revenues of $38,301 for three months ended March 31, 2014, compared to revenues of $38,882 for the three months ended March 31, 2013.

•	Net loss of $7,884 for the three months ended March 31, 2014, compared to net income $9,696 for the three months ended March 31, 2013.

•	Diluted loss per share (“LPS”) of $0.31 for the three months ended March 31, 2014, compared to the diluted earnings per share ("EPS") of $0.86 for the three months ended March 31, 2013.

•	Mortgage loan originations of $2,421,868 for the three months ended March 31, 2014, an increase of 27% compared to the three months ended March 31, 2013.

•	Mortgage servicing portfolio of $14,102,794 as of March 31, 2014, an increase of 18% compared to the December 31, 2013 mortgage servicing portfolio of $11,923,510.

Non-GAAP Financial Measures
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net income and adjusted diluted EPS as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted diluted EPS exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on our MSRs, stock-based compensation expenses, ramp-up costs associated with our acquired Nationstar business and acquisition related costs. Ramp-up costs include the advance hiring of servicing and originations staff, recruiting expenses, travel, licensing and legal expenses. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for (loss) income before income taxes, net (loss) income or diluted (LPS) EPS prepared in accordance with GAAP.
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
The table below reconciles net (loss) income to adjusted net income and diluted (LPS) EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
	2014	2013	$	%
Net (loss) income	$(7,884)	$9,715	$(17,599)	(181)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	7,931	(5,890)	13,821	235%
Stock-based compensation expense	899	7	892	12,743%
Ramp-up and other non-routine expenses [1]	9,593	36	9,557	26,547%
Acquisition related expenses	49	—	49	N/A
Tax effect of adjustments	(7,149)	2,210	(9,359)	(423)%
Adjusted net income	$3,439	$6,078	$(2,639)	(43)%

Diluted (LPS) EPS	$(0.31)	$0.86	$(1.17)	(136)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.31	(0.52)	0.83	(160)%
Stock-based compensation expense	0.04	—	0.04	N/A
Ramp-up expenses	0.37	—	0.37	N/A
Acquisition related expenses	—	—	—	N/A
Tax effect of adjustments	(0.28)	0.20	(0.48)	(240)%
Adjusted diluted EPS	$0.13	$0.54	$(0.41)	(76)%
1 Consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production.

Adjusted net income decreased $2,639, or 43%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily attributable to lower gain on sale margins and higher operating expenses associated with increased volume. Adjusted diluted EPS decreased $0.41, or 76%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to the previously discussed decrease in adjusted net income as well as the dilution associated with higher weighted average shares outstanding as result of our equity offerings that occurred during the second and fourth quarters of 2013.

Significant Transactions

Acquisition of Medallion Mortgage Company

On February 4, 2014, we completed our acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion services customers with an extensive portfolio of residential real estate loan programs and has 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, we agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees. Total consideration for Medallion, which, along with working capital for the business, has or will be funded out of our existing cash resources, was $861, which includes cash consideration of $258 and contingent consideration based primarily on future origination volume estimated to be $603 at the acquisition date. For additional information regarding this transaction, refer to Note 4 "Business Combinations," to our unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Recent Developments

On April 15, 2014, the Company entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby the Company agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit originated by the Company's wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by Stonegate. The amount of the subordinate debt funded by the Company will be sized to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF.

Other Factors Influencing Our Results
Prepayment Speeds. A significant driver of our business is prepayment speed, which is the measurement of how quickly unpaid principal balance on mortgage loans is reduced by borrower payments and payoffs. Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of loan, conditions in the housing and financial markets, competition and other factors, none of which can be predicted with any certainty. Prepayment spread impacts future servicing fees, value of MSRs, float income, interest expense on advances and interest expense. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn servicing income but reduce the demand for new mortgage loans. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the value of MSRs and shortening the period over which we earn servicing income but increasing the demand for new mortgage loans.
Changing Interest Rate Environment. Generally, when interest rates rise, the value of mortgage loans and interest rate lock commitments decrease while the value of hedging instruments related to such loans and commitments increases. An increase in prevailing interest rates could adversely affect our loan originations and potentially have an indirect impact on gain on sale. When interest rates fall, the value of mortgage loans and interest rate lock commitments increases and the value of hedging instruments related to such loans and commitments decrease. Decreasing interest rates also precipitate increased loan refinancing activity by borrowers seeking to benefit from lower mortgage interest rates.
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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our consolidated results of operations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Gains on mortgage loans held for sale	$28,631	$24,204	$4,427	18%
Changes in mortgage servicing rights valuation	(10,658)	4,090	(14,748)	(361)%
Loan origination and other loan fees	5,077	4,648	429	9%
Loan servicing fees	9,174	3,119	6,055	194%
Interest income	6,077	2,821	3,256	115%
Total revenues	38,301	38,882	(581)	(1)%

Salaries, commissions and benefits	33,420	14,493	18,927	131%
General and administrative	8,209	3,602	4,607	128%
Interest expense	3,813	3,073	740	24%
Occupancy, equipment and communications	4,141	1,485	2,656	179%
Provision for mortgage repurchases and indemnifications - change in estimate	395	—	395	100%
Depreciation and amortization expense	1,083	384	699	182%
Loss on disposal of property and equipment	91	—	91	100%
Total expenses	51,152	23,037	28,115	122%

(Loss) income before income taxes	(12,851)	15,845	(28,696)	(181)%
Income tax (benefit) expense	(4,967)	6,130	(11,097)	(181)%
Net (loss) income	$(7,884)	$9,715	$(17,599)	(181)%

Weighted average diluted shares outstanding (in thousands)	25,769	11,223	14,546	130%

Diluted (LPS) EPS	$(0.31)	$0.86	$(1.17)	(136)%

Revenues
During the three months ended March 31, 2014, total revenues decreased $(581), or (1)%, as compared to the three months ended March 31, 2013. The decrease in revenues resulted from a decrease in the fair value of our MSRs, partially offset by increases in our loan servicing fees, gains on mortgage loans held for sale, interest income and loan origination and other loan fees. The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates at the end of the first quarter of 2014. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tend to increase (mortgage loans prepay faster). The increase in our gains on mortgage loans held for sale during the three months ended March 31, 2014 was due primarily to increases in origination volume. The increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $13,493,346 during the three months ended March 31, 2014, compared to an average servicing portfolio of $5,161,302 during the three months ended March 31, 2013. The increase in interest income was primarily a result of an increase in mortgage loan originations during the three months ended March 31, 2014 as compared to March 31, 2013. Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Originations
The following table illustrates mortgage loan originations by type for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	$	% Total	$	% Total
Conventional	$1,401,040	58%	$1,168,869	62%
Government insured	989,506	41%	729,265	38%
Non-agency jumbo	31,322	1%	1,471	—%
Total mortgage loan originations	$2,421,868	100%	$1,899,605	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	1,181	$260,908	11%	897	$150,286	8%
Wholesale	1,954	422,161	17%	2,007	396,414	21%
Correspondent	8,790	1,738,799	72%	7,062	1,352,905	71%
Total mortgage loan originations	11,925	$2,421,868	100%	9,966	$1,899,605	100%
The increased volume in the retail channel during the three months ended March 31, 2014 is reflective of strategy of acquiring retail business and includes three months of originations from our Crossline subsidiary, which we acquired at the end of 2013, and for which there were no comparable amounts during the three months ended March 31, 2013. We intend to continue to build our retail operations through acquisitions of small retail mortgage operators during the remainder of 2014.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$275	$214	$105	$3,198	$351	$4,143	—%
620-680	47,178	85,292	61,950	363,853	9,196	567,469	23%
681-719	69,894	125,152	66,339	284,311	5,471	551,167	23%
>719	230,605	439,963	163,894	456,622	8,005	1,299,089	54%
Total mortgage loan originations	$347,952	$650,621	$292,288	$1,107,984	$23,023	$2,421,868	100%
% Total	14%	27%	12%	46%	1%	100%

	Three Months Ended March 31, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$—	$99	$1,186	$—	$1,285	—%
620-680	18,437	38,441	63,566	261,362	9,391	391,197	21%
681-719	41,397	74,184	60,663	169,726	15,411	361,381	19%
>719	281,843	385,571	160,854	287,836	29,638	1,145,742	60%
Total mortgage loan originations	$341,677	$498,196	$285,182	$720,110	$54,440	$1,899,605	100%
% Total	18%	26%	15%	38%	3%	100%
Our mortgage loan originations during the three months ended March 31, 2014 have shifted toward lower FICO scores and higher LTV percentages primarily as a result of the increase toward government insured mortgage originations, which increased from 38% of total mortgage loan originations during the three months ended March 31, 2013 to 41% of total mortgage loan originations during the three months ended March 31, 2014. Government insured mortgage loans generally allow for lower minimum FICO scores and higher maximum LTV percentages.

Servicing
The following is a summary of loan servicing fee income by component for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Contractual servicing fees	$8,765	$3,009
Late fees	409	110
Loan servicing fees	$9,174	$3,119
Our loan servicing fees increased to $9,174 during the three months ended March 31, 2014 from $3,119 during the three months ended March 31, 2013. The 194% increase in loan servicing fees was primarily the result of an increase in the average UPB of mortgage loans serviced during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
The following table illustrates our mortgage servicing portfolio by type as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	$ UPB	% Total	$ UPB	% Total
FNMA	$7,852,707	56%	$7,254,178	61%
GNMA	5,378,027	38%	4,507,443	38%
FHLMC	872,060	6%	161,889	1%
Total servicing portfolio	$14,102,794	100%	$11,923,510	100%

The following is a summary of mortgage loan servicing portfolio characteristics by loan type as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	3.90%	12.5	$195,672	25 bps
GNMA	3.86%	10.8	$161,687	31 bps
FHLMC	4.42%	1.6	$236,459	25 bps
Total	3.92%	11.2	$182,958	27 bps

	December 31, 2013
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	3.85%	10.4	$195,959	25 bps
GNMA	3.79%	9.8	$159,403	31 bps
FHLMC	4.35%	0.3	$249,829	25 bps
Total	3.84%	10.0	$180,809	27 bps
The weighted average coupon, average age and average loan amount of the portfolio increased slightly during the three months ended March 31, 2014. The increase in the weighted average coupon and average age was due primarily to the general increase in interest rates and the age of the existing portfolio. The increased average loan amounts represent expansion into certain higher-priced residential geographic areas as we continue to expand our footprint.
Expenses
Salaries, commissions and benefits expense increased $18,927, or 131%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of the increase in our headcount from 532 employees at March 31, 2013 to 1,239 employees at March 31, 2014. We have and will continue to increase our sales force and support staff to facilitate the growth in our loan originations, mortgage servicing and mortgage financing operations. Since origination volumes have increased during the three months ended March 31, 2014, we have seen a corresponding increase in the variable commissions paid to employees.
General and administrative expenses increased $4,607, or 128%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of increased consulting and outside service expenses related to our growth and continuing expansion and transition from a private company to a public company. We have also experienced an increase in travel related expenses as we continue to work through the acquisition and integration of retail originators.
Interest expense increased $740, or 24%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period.
Occupancy, equipment and communication expenses increased $2,656, or 179%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily as a result of increased facility, system and computer equipment requirements to accommodate increased staffing levels, new operation centers and new retail branches.
Provision for mortgage repurchases and indemnification increased $395 or 100% due to the establishment of loss reserves related to specific HUD indemnification activity. This reserve is based on the estimated loss to be incurred upon the completion of the sale of the properties by HUD.
Depreciation and amortization expense increased $699, or 182%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to increased property and equipment balances resulting from our overall growth and expansion, including acquisitions, as well as increased amortization expense related to the Crossline intangible assets acquired in December 2013.
Income tax (benefit) expenses were $(4,967) and $6,130, a decrease of 181%, for the three months ended March 31, 2014 and 2013, with effective tax rate of 38.65% and 38.66%. The decrease in income tax expense was due to pre-tax loss for the three months ended March 31, 2014 compared to a pre-tax gain for the three months ended March 31, 2013.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2013.
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
Liquidity and Capital Resources
Overview
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our unrestricted cash balance decreased from $43,104 as of December 31, 2013 to $17,874 as of March 31, 2014, primarily due to cash outflows from operating and financing activities, partially offset by cash inflows from financing activities. We continue to experience negative operating cash flows due to the cash investment in the creation of the MSR asset, the timing of originations versus loan sales, the related increases in our loan inventory and locked loan pipeline. The negative operating cash flows will continue in the future as we grow originations to increase the loan servicing portfolio. As the servicing fees collected from borrowers increases as the portfolio size increases, the operating cash flows are expected to increase. Cash outflows from investing activities were due primarily to the purchase of MSR assets, purchases of property and equipment and the acquisition of Medallion. The operating and financing cash outflows were partially offset by cash inflows from our financing activities, including primarily net proceeds from borrowings under our mortgage participations, repurchase agreements, warehouse and operating lines of credit.
Our primary sources of funds for liquidity include: (i) secured borrowings in the form of repurchase facilities and participation agreements with major financial institutions, as well as our warehouse lines of credit and operating lines of credit, (ii) equity offerings, (iii) servicing fees and ancillary fees, (iv) payments received from sales or securitizations of loans, and (v) payments received from mortgage loans held for sale. Our primary uses of funds for liquidity include: (i) originations of loans, (ii) originations of warehouse lines of credit, (iii) funding of servicing advances, (iv) payment of interest expenses, (v) payment of operating expenses, (vi) repayment of borrowings, and (vii) payments for acquisitions of MSRs.
Our financing strategy primarily consists of using repurchase facilities and participation agreements with major financial institutions, as well as regional and community banks. We believe this provides us with a stable, low-cost, diversified source of funds to finance our business.
In order to support the continued growth of our servicing portfolio, we are examining various financing alternatives that would involve the encumbrance of some or all of our mortgage servicing rights. Although there can be no assurances, based on discussions with our financial partners, we believe that financing for our MSRs will be available on acceptable terms in the marketplace.
We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse financing operations during July 2013. The financing platform features a centralized custodian and disbursement agent located in our Clearwater, Florida facilities.

Through March 31, 2014, we financed our NattyMac operations through the use of cash on hand. On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit originated by NattyMac and in participation interests in residential mortgage loans originated by us. The amount of the subordinate debt funded by us will be sized to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. The subordinate debt investment in Merchants Bancorp, subsequent funding of NMF by Merchants Bank, and resulting purchase of WLOCs and residential mortgage participations by NMF is designed to provide liquidity to the Company for its WLOCs originated by NattyMac and additional liquidity for its residential mortgage originations.
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
Because our servicing portfolio is generally of recent vintages and also because the servicing portfolio is primarily comprised of FNMA and GNMA servicing (which are generally of higher quality), the amount of delinquency and therefore advances for our current portfolio, are expected to be low. As of March 31, 2014, our servicing advances were $3,290, or less than 0.1%, of the unpaid principal balance of the servicing portfolio. We finance these advances using cash on hand. We are not currently anticipating that the servicing advance asset will grow in the near future beyond our capacity of financing the asset using available cash. If the servicing advances become a sizable asset on our balance sheet, we will negotiate a servicing advance facility with one or more of our financial partners, which we believe to be readily available in the market.
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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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
Our interest rate risk and the price risk associated with changes in interest rates are managed by a group of executive managers which identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. The members of this group include the Chief Financial Officer, acting as the chair, the Chief Executive Officer and other members of management. The group meets monthly and is responsible for:

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
We also have exposure to credit loss in the event of non-repayment of amounts funded to correspondent customers through our NattyMac financing facility. We manage this credit risk by performing due diligence and underwriting analysis on the correspondent customers prior to lending. Each counterparty is evaluated according to the underwriting guidelines as documented in the NattyMac Warehouse Underwriting Guidelines as required by the NattyMac Warehouse Credit Policy. In addition, the correspondent customers pledge, as security to the Company, the underlying mortgage loans. We periodically review the warehouse lending receivables for collectability based on historical collection trends and management judgment regarding the ability to collect specific accounts.
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
Although our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates, the majority of those funding arrangements carry interest rates that are equal to the interest rates on the underlying mortgage loans. As of March 31, 2014, approximately $456,975, or 61%, of our total $745,909 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 39% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.57%, which was well below the weighted average interest rate on the related mortgage loans held for sale of 4.36% as of March 31, 2014. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended March 31, 2014.
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
We used March 31, 2014 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the unfavorable estimated change in our mortgage loans pipeline as of March 31, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 25 bps	Up 25 bps
Mortgage loans pipeline[1]	$(2,812)	$(798)
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of March 31, 2014, refer to Note 9, "Transfers and
Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of March 31, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSRs	$(51,100)	$(22,407)	$(10,318)	$9,050	$17,005	$30,376
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
Market Value Risk
Our mortgage loans held for sale and MSRs are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, see the “Quantitative and Qualitative Disclosures about Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Form 10-Q.
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2014, see the “Litigation” section of Note 14, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors included in our 2013 Annual Report on Form 10-K.
 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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

Stonegate Mortgage Corporation
Registrant

Date: May 15, 2014	By:	/S/ Robert B. Eastep
Robert B. Eastep
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

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