Form 10-Q
period 2014-06-30
STONEGATE MORTGAGE CORP
filed 2014-08-07
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 1, 2014
Common Stock, $0.01 par value	25,769,236 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2014

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$25,150	$43,104
Restricted cash	9,959	730
Mortgage loans held for sale, at fair value	1,136,838	683,080
Servicing advances	3,912	4,177
Derivative assets	39,632	19,673
Mortgage servicing rights, at fair value	217,493	170,294
Property and equipment, net	13,470	12,640
Goodwill	4,265	3,638
Intangible assets, net	4,924	5,434
Investment in closely held entity, at cost	240	440
Loans eligible for repurchase from GNMA	56,507	26,268
Warehouse lending receivables	52,141	12,089
Subordinated loan receivable	9,000	—
Other assets	12,441	8,322
Total assets	$1,585,972	$989,889

Liabilities and stockholders’ equity
Liabilities
Secured borrowings	584,723	342,393
Mortgage repurchase borrowings	521,669	223,113
Warehouse lines of credit	993	7,056
Operating lines of credit	11,853	6,499
Accounts payable and accrued expenses	41,117	37,052
Derivative liabilities	34,996	3,520
Reserve for mortgage repurchases and indemnifications	4,787	3,709
Due to related parties	—	608
Contingent earn-out liabilities	4,184	3,791
Liability for loans eligible for repurchase from GNMA	56,507	26,268
Deferred income tax liabilities, net	23,488	28,379
Total liabilities	$1,284,317	$682,388

Commitments and contingencies - Note 14

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,769,236 and 25,769,236	264	264
Additional paid-in capital	265,600	263,830
Retained earnings	35,791	43,407
Total stockholders’ equity	301,655	307,501

Total liabilities and stockholders’ equity	$1,585,972	$989,889

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Gains on mortgage loans held for sale	$46,548	24,378	$75,179	$48,582
Changes in mortgage servicing rights valuation	(15,364)	5,460	(26,022)	9,550
Loan origination and other loan fees	6,731	5,350	11,808	9,998
Loan servicing fees	10,790	5,239	19,965	8,358
Interest income	8,918	2,926	14,994	5,747
Total revenues	57,623	43,353	95,924	82,235

Expenses
Salaries, commissions and benefits	35,144	17,634	68,563	32,127
General and administrative expense	9,215	5,293	17,424	8,895
Interest expense	6,263	4,602	10,075	7,675
Occupancy, equipment and communication	4,762	1,638	8,904	3,123
Provision for mortgage repurchases and indemnifications - change in estimate	509	(1,028)	904	(1,028)
Depreciation and amortization expense	1,193	529	2,276	913
Loss on disposal of property and equipment	131	—	223	—
Total expenses	57,217	28,668	108,369	51,705

Income (loss) before income tax expense	406	14,685	(12,445)	30,530
Income tax expense (benefit)	138	5,550	(4,829)	11,680
Net income (loss)	268	9,135	(7,616)	18,850
Less: preferred stock dividends	—	(8)	—	(27)
Net income (loss) attributable to common stockholders	$268	$9,127	$(7,616)	$18,823

Earnings (loss) per share
Basic	$0.01	$0.86	$(0.30)	$2.80
Diluted	$0.01	$0.63	$(0.30)	$1.46

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	8,342	$33,000	2,834	$28	$(1,820)	$3,205	$20,836	$55,249
Net income	—	—	—	—	—	—	18,850	18,850
Stock-based compensation expense	—	—	—	—	—	786	—	786
Issuance of stock warrants	—	—	—	—	—	1,522	—	1,522
Issuance of common stock under discretionary incentive plan	—	—	39	—	113	325	—	438
Preferred stock dividends	—	—	—	—	—	—	(27)	(27)
Conversion of preferred stock to common stock	(8,342)	(33,000)	8,342	84	—	32,916	—	—
Issuance of common stock under Rule 144A offering, net of initial purchaser's discount, placement fee and equity issuance costs	—	—	6,389	64	—	104,574	—	104,638
Balance at June 30, 2013	—	$—	17,604	$176	$(1,707)	$143,328	$39,659	$181,456

Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501
Net loss	—	—	—	—	—	—	(7,616)	(7,616)
Stock-based compensation expense	—	—	—	—	—	1,770	—	1,770
Balance at June 30, 2014	—	$—	25,769	264	$—	265,600	35,791	301,655

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2014	2013
Operating activities
Net (loss) income	$(7,616)	$18,850
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	2,276	913
Loss on disposal of property and equipment	223	—
Amortization of debt discount	—	1,522
Forgiveness of note receivable from stockholder	—	214
Gains on mortgage loans held for sale	(75,179)	(48,582)
Changes in mortgage servicing rights valuation	26,022	(9,550)
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	904	(1,028)
Stock-based compensation expense	1,770	913
Deferred income tax (benefit) expense	(4,829)	11,680
Change in contingent earn-out liabilities	(142)	65
Proceeds from sales and principal payments of mortgage loans held for sale	5,291,372	3,767,169
Originations and purchases of mortgage loans held for sale	(5,729,310)	(3,984,743)
Repurchases and indemnifications of previously sold loans	(486)	—
Changes in operating assets and liabilities:
Restricted cash	(9,229)	945
Servicing advances	265	(311)
Warehouse lending receivables	(40,052)	—
Other assets	(4,025)	(897)
Accounts payable and accrued expenses	3,953	25,293
Reserve for mortgage repurchases and indemnifications	—	(38)
Due to related parties	(608)	234
Net cash used in operating activities	(544,691)	(217,351)
Investing activities
Subordinated loan receivable	(9,000)	—
Purchases of property and equipment	(2,629)	(3,021)
Purchase of net assets in a business combination	(258)	—
Purchase of mortgage servicing rights	(1,685)	—
Repayment of notes receivable from stockholder	—	8
Net cash used in investing activities	(13,572)	(3,013)
Financing activities
Proceeds from borrowings under mortgage funding arrangements and operating lines of credit	18,057,080	8,772,156
Repayments of borrowings under mortgage funding arrangements and operating lines of credit	(17,516,703)	(8,639,889)
Payments of contingent earnout liabilities	(68)	—
Proceeds from borrowing from stockholder	—	10,000
Repayment of borrowing from stockholder	—	(4,345)
Payments of capital lease obligations	—	(14)
Net proceeds from issuance of common stock	—	101,645
Payment of equity issuance costs	—	(2,662)
Payment of preferred stock dividends	—	(27)
Net cash provided by financing activities	540,309	236,864

Change in cash and cash equivalents	(17,954)	16,500
Cash and cash equivalents at beginning of period	43,104	15,056
Cash and cash equivalents at end of period	$25,150	$31,556

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
June 30, 2014
(In Thousands, Except Share and Per Share Data or As Otherwise Stated Herein)

1. Organization and Operations
References to the terms “we”, “our”, “us”, “Stonegate” or the “Company” used throughout these Notes to Unaudited Consolidated Financial Statements refer to Stonegate Mortgage Corporation and, unless the context otherwise requires, its wholly-owned subsidiaries. The Company was initially incorporated in the State of Indiana in January 2005. As a result of an acquisition and subsequent merger with Swain Mortgage Company ("Swain") in 2009, the Company is now an Ohio corporation. The Company’s headquarters is in Indianapolis, Indiana.
The Company is a non-bank integrated mortgage company focused on the U.S. residential mortgage market. The Company originates, finances and services residential mortgage loans. The Company’s integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a retail branch network, a direct to consumer call center and a system of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks). The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), financial institution secondary market investors and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). The Company also provides warehouse financing through its NattyMac, LLC subsidiary to third party correspondent lenders. The Company’s principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities and warehouse lending business.
2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2013, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in its 2013 Annual Report on Form 10-K.

In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. In a declining interest rate environment, the Company's mortgage production activities’ results of operations could be positively impacted by higher loan origination volumes and loan margins. In contrast, the Company's results of operations of its mortgage servicing activities could decline due to higher actual and projected loan prepayments related to its loan servicing portfolio. In a rising interest rate environment, the Company's mortgage production activities' results of operations could be negatively impacted and its mortgage servicing activities’ results of operations to be positively impacted. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale. The Company manages these various risks through a variety of policies and procedures, such as the hedging of the loans held for sale and interest rate lock commitments using To Be Announced (“TBA”) securities, designed to quantify and mitigate the operational and financial risk to the Company to the extent possible. Specifically, the Company engages in hedging of interest rate risk of its mortgage loans held for sale and interest rate lock commitments with the use of TBA securities.

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

On May 14, 2013, the Company granted a stock dividend of 12.861519 shares of common stock for each share of common stock held as of that date, which was determined to be in substance a stock split for accounting and financial reporting purposes. All actual share, weighted average share and per share amounts, and all references to stock compensation data and prices of the Company’s common stock, have been adjusted to reflect this stock split for all periods presented.

Recent Accounting Developments:
ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" was issued in May 2014. This update supersedes the revenue recognition criteria and amends existing requirements in other Topics to be consistent with the new recognition and measurement rules. This update is to ensure that an entity is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for the Company beginning on January 1, 2017. The Company is currently evaluating the guidance under ASU 2014-09 and has not yet determined the impact, if any, on its consolidated financial statements.
ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," was issued in June 2014. The pronouncement in this update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance will be effective for the Company beginning on January 1, 2015. The Company is currently evaluating the guidance under ASU 2014-11 and has not yet determined the impact, if any, on its consolidated financial statements.
ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," was issued in June 2014. This update addresses how entities commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Current US GAAP does not contain explicit guidance on how to account for those share-based payments. This update is intended to resolve the diverse accounting treatment of those awards in practice. The new guidance will be effective for the Company beginning on January 1, 2015. The Company is currently evaluating the guidance under ASU 2014-12 and has not yet determined the impact, if any, on its consolidated financial statements.
On July     16, 2014, the Financial Accounting Standards Board ("FASB") ratified the Emerging Issues Task Force ("EITF") Issue 13-F, "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure," which requires certain government-guaranteed mortgage loans be reclassified to a separate other receivable at the time of foreclosure. The new guidance will be effective for the Company beginning on January 1, 2015. The Company is currently evaluating the guidance under EITF 13-F and has not yet determined the impact, if any, on its consolidated financial statements.

3. Earnings (Loss) Per Share

The following is a reconciliation of net income (loss) attributable to common stockholders and a table summarizing the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss):
Net income (loss)	$268	$9,135	$(7,616)	$18,850
Less: Preferred stock dividends	—	(8)	—	(27)
Net income (loss) attributable to common stockholders	$268	$9,127	$(7,616)	$18,823

Weighted average shares outstanding (in thousands):
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	25,769	10,556	25,769	6,717
Effect of dilutive shares—employee and director stock options, restricted stock units, warrants and convertible preferred stock	—	3,942	—	6,153
Denominator for diluted earnings (loss) per share	25,769	14,498	25,769	12,870

Earnings (loss) per share:
Basic	$0.01	$0.86	$(0.30)	$2.80
Diluted	$0.01	$0.63	$(0.30)	$1.46

During both the three and six months ended June 30, 2014, weighted average shares of 1,867,291 were excluded from the denominator for diluted earnings (loss) per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive. During the three and six months ended June 30, 2013, weighted average shares of 1,122,174 and 620,793, respectively, were excluded from the denominator for diluted earnings per share because the shares (which related to stock options and stock warrants) were anti-dilutive.

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

1 Legal and miscellaneous expenses classified as general and administrative expenses

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $627 as of June 30, 2014. Goodwill recognized from the acquisition of Medallion primarily relates to the expected future growth of Medallion's business.
As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a deferred purchase price, which payment is contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earnout"). If such goals are met by Medallion, the Company will pay the seller annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earnout is uncapped in amount. The fair value of the earnout was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earnout period, an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. The Company estimated the fair value of the earnout as of June 30, 2014 using the calibrated Monte-Carlo simulation and determined to decrease the estimate by $116, which is recorded within "General and administrative expense" on the Company's consolidated statement of operations for the three and six months ended June 30, 2014.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of June 30, 2014 and December 31, 2013:

June 30, 2014:			Fair Value
	Notional[1]	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,933,177	Derivative assets/liabilities	$22,164	$(247)
MBS forward trades	3,367,184	Derivative assets/liabilities	17,468	(34,749)
Total derivative financial instruments	$5,300,361		$39,632	$(34,996)

December 31, 2013:			Fair Value
	Notional[1]	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,190,119	Derivative assets/liabilities	$4,553	$(3,293)
MBS forward trades	2,074,560	Derivative assets/liabilities	15,120	(227)
Total derivative financial instruments	$3,264,679		$19,673	$(3,520)
1 Amounts include both our long and short positions.

The following summarizes the effect of the Company’s derivative financial instruments on its consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Derivative (Losses) Gains Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest rate lock commitments	$10,815	$(39,415)	$20,657	$(25,909)
MBS forward trades	(18,456)	52,183	(32,174)	47,226
Net derivative (losses) gains	$(7,641)	$12,768	$(11,517)	$21,317

Gain (loss) from change in estimated fair value[1]	$17,111	$(24,000)	$26,741	$(23,328)

1 Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. Gains from changes in estimated fair values are included within “Gains on mortgage loans held for sale” on the Company’s consolidated statements of operations.

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

The Company has entered into agreements with derivative counterparties which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of June 30, 2014 and December 31, 2013, counterparties held $9,959 and $730, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $25,037 and $2,790 at June 30, 2014 and December 31, 2013, respectively, to those counterparties. For the six months ended June 30, 2014 and 2013, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale

The following summarizes mortgage loans held for sale at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Conventional [1]	$671,079	$409,863
Government insured [2]	435,390	267,497
Non-agency jumbo	30,369	5,720
Total mortgage loans held for sale, at fair value	$1,136,838	$683,080

1 Conventional includes FNMA and FHLMC mortgage loans.
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of June 30, 2014, the Company had pledged $1,079,525 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $57,313 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2013, the Company had pledged $598,980 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $84,100 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of June 30, 2014 and December 31, 2013.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSR asset is capitalized, which represents the current fair value of the future net cash flows expected to be realized for performing servicing activities. The Company also purchases MSRs directly from third parties.

The Company’s total mortgage servicing portfolio as of June 30, 2014 and December 31, 2013 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	June 30, 2014	December 31, 2013
FNMA	$8,494,899	$7,254,178
GNMA: [1]
FHA	4,265,694	3,333,593
VA	1,561,423	796,708
USDA	645,147	377,142
FHLMC	1,755,509	161,889
Other Investors	16,791	—
Total mortgage servicing portfolio	$16,739,463	$11,923,510

MSRs balance	$217,493	$170,294

MSRs balance as a percentage of total mortgage servicing portfolio	1.30%	1.43%

1 GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans.

A summary of the changes in the balance of MSRs for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$192,470	$67,453	$170,294	$42,202
MSRs received as proceeds from loan sales	40,323	26,296	71,535	47,457
Purchased MSRs	64	—	1,686	—
Changes in valuation inputs and assumptions	(10,713)	7,629	(18,644)	13,519
Actual portfolio runoff (payoffs and principal amortization)	(4,651)	(2,169)	(7,378)	(3,969)
Balance at end of period	$217,493	$99,209	$217,493	$99,209

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual servicing fees	$10,399	$5,160	$19,165	$8,169
Late fees	391	79	800	189
Loan servicing fees	$10,790	$5,239	$19,965	$8,358

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

Mortgage Servicing Rights: The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by the internal model. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. In valuing the fair value of MSRs, the Company uses a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. The Company believes that the use of the forward yield curve better represents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,514	$—	$—	$5,514
Mortgage loans held for sale	—	1,136,838	—	1,136,838
Derivative assets (IRLCs)	—	22,164	—	22,164
Derivative assets (MBS forward trades)	—	17,468	—	17,468
MSRs	—	—	217,493	217,493
Total assets	$5,514	$1,176,470	$217,493	$1,399,477

Liabilities:
Derivative liabilities (IRLCs)	—	247	—	247
Derivative liabilities (MBS forward trades)	—	34,749	—	34,749
Contingent earn-out liability	—	—	4,184	4,184
Total liabilities	$—	$34,996	$4,184	$39,180

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18,541	$—	$—	$18,541
Mortgage loans held for sale	—	683,080	—	683,080
Derivative assets (IRLCs)	—	4,553	—	4,553
Derivative assets (MBS forward trades)	—	15,120	—	15,120
MSRs	—	—	170,294	170,294
Total assets	$18,541	$702,753	$170,294	$891,588

Liabilities:
Derivative liabilities (IRLCs)	$—	$3,293	$—	$3,293
Derivative liabilities (MBS forward trades)	—	227	—	227
Contingent earn-out liability	—	—	3,791	3,791
Total liabilities	$—	$3,520	$3,791	$7,311

Mortgage Loans Held for Sale

    The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$1,132,711	$1,078,132	$676,906	$653,938
90 or more days delinquent	4,127	5,161	6,174	7,630
Total	$1,136,838	$1,083,293	$683,080	$661,568
MSRs

A reconciliation of the beginning and ending balances of the Company’s MSRs measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$192,470	$67,453	$170,294	$42,202
Changes in fair value recognized in earnings[1]	(15,364)	5,460	(26,022)	9,550
Purchases	64	—	1,686	—
Sales	—	—	—	—
MSRs received as proceeds from mortgage loan sales	40,323	26,296	71,535	47,457
Settlements	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$217,493	$99,209	$217,493	$99,209

Changes in fair value recognized in net income during the period related to assets still held	$(15,364)	$5,460	$(26,022)	$9,550

1 Recognized in the consolidated statements of operations within “Changes in mortgage servicing rights valuation”.

Contingent Earn-out Liability

Contingent earn-out liabilities resulted from the Company’s acquisitions of NattyMac during August 2012, Crossline during December 2013 and Medallion during February 2014. See Note 4, “Business Combinations,” within this Quarterly Report on Form 10-Q and Note 4, “Business Combinations,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K for additional information related to these contingent earn-out liabilities.

A reconciliation of the beginning and ending balances of the Company’s contingent earn-out liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$4,411	$2,095	$3,791	$2,095
Changes in fair value recognized in earnings[1]	(184)	65	(142)	65
Purchases[2]	—	—	603	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(43)	—	(68)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$4,184	$2,160	$4,184	$2,160

1 Recognized in the consolidated statements of operations within “General and administrative expense”.

2 Represents the Company’s acquisition of Medallion during February 2014.

The Company estimated the fair value of its earn-outs as of June 30, 2014 using the same method as at acquisition date for each of its earn-out liabilities. For the three and six months ended June 30, 2014, the Company adjusted its earn-out liability for NattyMac by an increase of $12 and a decrease of $36, respectively. For the three and six months ended June 30, 2014, the Company adjusted its earn-out liability for Crossline by a decrease of $80 and an increase of $11, respectively. For the three and six months ended June 30, 2014, as discussed in Note 4, “Business Combinations,” the Company decreased its estimate related to Medallion $116. For the three and six months ended June 30, 2013, the Company revised its estimated fair value of the contingent earn-out liability related to the acquisition of NattyMac by increasing it $65 from its original acquisition-date fair value primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business.
Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the three and six months ended June 30, 2014 and 2013, there were no transfers between levels.
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

Fair Value of Other Financial Instruments

As of June 30, 2014 and December 31, 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments.

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

The Company also sells a small amount of non-agency residential mortgage loans to non-GSE third parties without retaining the servicing rights to such loans.

All loans are sold on a non-recourse basis; however, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets.

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. As of June 30, 2014 and 2013, all repurchase agreements are accounted for by the Company as secured borrowings.

From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. In the instances where the loan participation has qualified for sale treatment, the Company will act as an agent on behalf of the participating entity when negotiating the terms of the ultimate sale of the underlying mortgage loans to FNMA, FHLMC or into pools of GNMA MBS. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also service the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of June 30, 2014 and 2013, all participation arrangements were accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the six months ended June 30, 2014 and 2013 relating to loan sales in which the Company has continuing involvement:

	Six Months Ended June 30,
	2014	2013
Proceeds from new loan sales [1]	$5,332	$12,430
Proceeds from loan servicing fees	$19,965	$7,652
Servicing advances	$(265)	$310
Repurchases and indemnifications of previously sold loans	$6,178	$—

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold to FNMA, FHLMC, and GNMA and is presented net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale as well as the cost to retain the servicing rights.

The following table sets forth information related to outstanding loans sold as of June 30, 2014 and December 31, 2013 for which the Company has continuing involvement:

	June 30, 2014	December 31, 2013
Total unpaid principal balance	$16,739,463	$11,923,510
Loans 30-89 days delinquent	$267,590	$167,293
Loans delinquent 90 or more days or in foreclosure [1]	$67,420	$32,269

1 Includes GNMA mortgage loans, which are government-insured, of $56,507 and $26,268, respectively, as of June 30, 2014 and December 31, 2013.

    The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	9.1%	7.8%
GNMA:
FHA	8.4%	7.7%
VA	8.1%	7.5%
USDA	8.3%	7.5%
FHLMC	9.4%	7.7%
Other Investors	9.2%	N/A
Cost of servicing (per loan)	$75	$74

The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs at initial recognition during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013	2014	2013
Discount rates	9.25% - 11.00%	9.25% - 11.00%	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	8.69% - 9.06%	8.48% - 10.38%	7.90% - 9.06%	8.48% - 10.38%
GNMA:
FHA	8.13% - 8.45%	8.20% - 8.99%	7.91% - 8.45%	8.20% - 10.04%
VA	7.83% - 8.12%	7.72% - 8.14%	7.64% - 8.12%	7.72% - 8.44%
USDA	8.03% - 8.34%	8.37% - 9.47%	7.78% - 8.34%	8.37% - 10.81%
FHLMC	8.90% - 9.39%	N/A	8.28% - 9.39%	N/A
Other Investors	6.70% - 9.15%	N/A	6.70% - 9.15%	N/A
Cost of servicing (per loan)	$75	$74	$74 - $75	$73 - $74

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

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for default rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
FNMA	4.01%	3.97%
GNMA:
FHA	6.49%	6.45%
VA	6.37%	6.37%
USDA	6.41%	6.41%
FHLMC	3.81%	3.82%
Other Investors	6.17%	N/A

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Discount rates:
Impact of discount rate + 1%	$(10,424)	$(8,706)
Impact of discount rate + 2%	$(19,958)	$(16,638)
Impact of discount rate + 3%	$(28,704)	$(23,889)

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,048)	$(3,558)
Impact of prepayment speed * 110%	$(9,921)	$(7,003)
Impact of prepayment speed * 120%	$(19,177)	$(13,570)

Cost of servicing:
Impact of cost of servicing * 105%	$(1,502)	$(1,157)
Impact of cost of servicing * 110%	$(3,005)	$(2,314)
Impact of cost of servicing * 120%	$(6,009)	$(4,629)

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

10. Debt

Short-term borrowings outstanding as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings	$584,723	4.43%	$342,393	4.27%
Mortgage repurchase borrowings	521,669	2.34%	223,113	2.51%
Warehouse lines of credit	993	4.00%	7,056	4.98%
Operating lines of credit	11,853	4.00%	6,499	4.07%
Total short-term borrowings	$1,119,238		$579,061

The Company maintains mortgage participation, repurchase and warehouse lines of credit arrangements (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans which are subject to participation. As of June 30, 2014 the Company held mortgage funding arrangements with three separate financial institutions and a total maximum borrowing capacity of $1,404,400. Each mortgage funding arrangement is collateralized by the underlying mortgage loans or MSR assets.

The following table summarizes the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of June 30, 2014:

Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$478,209	$600,000		Same as the underlying mortgage rates, less contractual service fee	July 2014	[2]
Merchants Bank of Indiana - Warehouse Line of Credit	993	1,000		Prime plus 1.00%	July 2014	[2]
Merchants Bank of Indiana - NattyMac Funding	81,322	90,000	[3]	Note rate	May 2015
Barclays Bank PLC	251,170	300,000		LIBOR plus applicable margin	December 2014
Barclays MSR Secured	25,192	—	[4]	LIBOR plus applicable margin	December 2014
Bank of America, N.A.	270,499	400,000		LIBOR plus applicable margin	May 2015
Total	$1,107,385	$1,391,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $13,400.
2 Extended on July 31, 2014 to a maturity date of July 2015.
3 The Company must invest at least 10% of the maximum borrowing capacity in the subordinate debt of Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana). At June 30, 2014, the Company had invested $9,000 in the subordinate debt of Merchants Bancorp.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $300,000, with a sub-limit of $100,000.

The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

On May 23, 2014, the Company entered into a loan and security agreement with Barclays Bank PLC ("Barclays") in which the Company established a $100,000 revolving credit facility with Barclays secured by the Company's FNMA and FHLMC MSRs. The transaction was structured so that the $100,000 revolving credit facility with Barclays is a borrowing sub-limit within the Company's existing $300,000 master repurchase agreements with Barclays. As part of the transaction, the Company, together with Barclays, entered into separate acknowledgement agreements with FNMA and FHLMC in which, among other things, FNMA and FHLMC acknowledge the lien against the Company’s FNMA and FHLMC MSRs. On July 7, 2014, the Company amended its master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000 to $400,000. The master repurchase agreement, together with the loan and security agreement, mature on December 16, 2014.

On April 15, 2014, the Company entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby the Company agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit ("WLOCs") originated by the Company's wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by Stonegate. Additionally, Merchants Bancorp of Indiana ("Merchants") pledged 1,000 shares of NMF's common capital stock to the Company, for which the Company has the right to claim if Merchants were to default on any parameters set forth by the agreement. The amount of the subordinate debt funded by the Company is planned to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. At June 30, 2014, the Company had invested $9,000 in the subordinate debt of Merchants Bancorp and is presented in the "Subordinated loan receivable" on the Company's consolidated balance sheets herein.

On March 31, 2014, the Company amended its master participation agreement with Merchants to increase the aggregate maximum borrowing capacity from $400,000 to $600,000 through May 31, 2014, with the aggregate maximum borrowing capacity reverting back to $400,000 on June 1, 2014 until the agreement matures on June 30, 2014. On June 25, 2014, the master participation agreement with Merchants was amended further to extend the maturity date to July 31, 2014. On July 31, 2014, the Company amended its master participation agreement to extend its maturity date to July 31, 2015.

On March 31, 2014, the Company entered into two changes to its facilities with Merchants: a) amended its mortgage warehouse and security agreement with Merchants to decrease the maximum borrowing capacity under the line of credit with Merchants from $2,000 to $1,000 and b) amended its operating line of credit agreement with Merchants to increase the maximum borrowing capacity from $7,200 to $11,000 through April 30, 2014. The maximum borrowing capacity reverted back to $7,200 on May 1, 2014 until June 25, 2014. On June 25, 2014, the warehouse and security and operating line of credit agreements were amended further to extend their maturity date from June 30, 2014 to July 31, 2014 and the maximum borrowing capacity of the operating line of credit agreement was increased to $13,400 instead of reverting back to $7,200 per the March 31, 2014 amendment. On July 31, 2014, the Company further amended these facilities with Merchants to extend their maturity dates to July 31, 2015. Additionally, the maximum borrowing capacity under the line of credit in its warehouse and security agreement with Merchants was increased from $1,000 back to $2,000.

On March 25, 2014, the Company amended its master repurchase agreement with Bank of America, N.A. ("Bank of America") to increase the aggregate outstanding purchase price under the agreement from $200,000 to $250,000 and extend the termination date to April 30, 2014. On April 30, 2014, the master repurchase agreement with Bank of America was amended further to extend the maturity date to May 31, 2014. On May 12, 2014, the master repurchase agreement with Bank of America was increased to $400,000 and renewed until its maturity date of May 11, 2015 and the master participation agreement of $100,000 was renewed until its maturity date of May 11, 2015.

As of June 30, 2014, we were in technical breach of liquidity and profitability covenants with respect to the master repurchase and master participation agreements with Bank of America due to (i) a shortage of unrestricted and unencumbered cash and (ii) reductions in MSR values.  We obtained a waiver of this breach and do not anticipate that it will have a material effect on our financial condition or our ability to utilize these funding sources from Bank of America going forward. Additionally, because our financing agreements with Barclays provide that any financial covenants in any of our other financing arrangements that are more stringent than those in Barclays's financing agreements are automatically incorporated therein, we obtained a waiver of the breach of the Bank of America covenants from Barclays as well. We do not anticipate that it will have a material effect on our financial condition on our ability to utilize these funding sources from Barclays going forward.

11. Reserve for Mortgage Repurchases and Indemnifications

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$4,231	$2,871	$3,709	$1,917
Provision for mortgage repurchases and indemnifications - new loan sales	556	1,001	1,034	2,000
Provision for mortgage repurchases and indemnifications - change in estimate	509	(1,028)	904	(1,028)
Losses on repurchases and indemnifications	(509)	—	(860)	(45)
Balance at end of period	$4,787	$2,844	$4,787	$2,844

Because of the uncertainty in the various estimates underlying the mortgage repurchase and indemnifications liability, there is a range of losses in excess of the recorded reserve for mortgage repurchase and indemnifications that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss and is based on current available information, significant judgment and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses in excess of the Company’s recorded reserve was approximately $2,840 at June 30, 2014, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) utilized in the Company’s best estimate of probable loss to reflect what it believes to be the high end of reasonably possible adverse assumptions.

12. Related Party Transactions

Through May 15, 2013, the Company had an agreement with a stockholder to pay an annual management fee for consulting and advisory services and strategic planning. The agreement was terminated on May 15, 2013 in conjunction with the Company’s private offering of common stock. The total management fees amounted to $240 and $320, respectively, for the three and six months ended June 30, 2013, and are included in "General and administrative expense" on the Company's consolidated statements of operations.

Through June 30, 2013, the Company had an agreement with a stockholder to manage and grow the Company’s Home Improvement Program division, which primarily focuses on the origination of the Federal Housing Administration ("FHA") 203k loans and Fannie Mae Home Style renovation loans. In accordance with the terms of the agreement the stockholder was to receive an annual management fee of $108 payable quarterly through January 15, 2014, 10% of all revenue generated by the division payable quarterly through January 15, 2014, and 33.33% of the annual net income of the division for the calendar year ended December 31, 2013. This agreement terminated on June 30, 2013 and we agreed to pay $159 in fees upon termination.

During both the three and six months ended June 30, 2013, the Company forgave a note receivable from its Chief Executive Officer ("CEO") in the amount of $214, which was considered taxable income to the CEO and compensation expense to the Company.

13. Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Committee ("ASC") 740-270 "Income Taxes". Generally ASC 740-270 (formerly Accounting Principals Board ("APB") APB 28) requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, but temporary differences are not. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision.

During the three months ended June 30, 2014 and 2013, the Company recognized income tax expense of $138 and $5,550, respectively, which represented effective tax rates of 34.0% and 37.8%, respectively. The decrease in income tax expense and the associated effective tax rate was due to a slightly higher estimated annual effective tax rate for 2014, resulting in the Company having a larger tax benefit for prior period loss carryforwards, which was reflected during the three months ended June 30, 2014. The higher estimated annual effective tax rate for 2014 was due primarily to business shifts into states with higher tax rates during the current period. During the six months ended June 30, 2014 and 2013, the Company recognized income tax (benefit) expense of $(4,829) and $11,680, respectively, which represented effective tax rates of 38.8% and 38.2%, respectively.

As of June 30, 2014, the Company had federal and state net operating loss carryforwards of $94,973 and $64,241, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2027 through 2033. Management has determined that it is more likely than not that these net operating loss carryforwards will be utilized prior to their expiration.  Accordingly, no valuation allowance has been established at June 30, 2014.

14. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2014 and December 31, 2013 approximated $1,933,177 and $1,190,119, respectively.

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of June 30, 2014, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows.

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

Use of Capital and Common Stock Repurchases

The Company paid total cash dividends of $8 and $27 to its convertible preferred stockholders during the three and six months ended June 30, 2013, respectively. The Company had no preferred stockholders during the three and six months ended June 30, 2014. The Company does not expect to pay dividends on its common stock for the foreseeable future. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Company’s Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Common stock repurchases are discretionary as the Company is under no obligation to repurchases shares. The Company may repurchase shares when it believes it is a prudent use of capital. There were no repurchases of common stock during the six months ended June 30, 2014 or 2013.

16. Stock-Based Compensation

Stock Options

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,539,880	$17.08
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	—	N/A
Outstanding at June 30, 2014	1,539,880	$17.08	9	$1,013
Exercisable at June 30, 2014	291,967	$14.75	9	$675

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. For a more detailed discussion of the Company's stock-based compensation plan's fair value methodology, refer to Note 18, “Stock-Based Compensation,” to its audited consolidated financial statements as of and for the year ended December 31, 2013 included in its 2013 Annual Report on Form 10-K.

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the six months ended June 30, 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	49,634	17.04
Granted	—	N/A
Vested	—	N/A
Forfeited	—	N/A
Nonvested at June 30, 2014	49,634	17.04

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

The principal sources of revenue from the Mortgage Banking segment include:

•	Gains on mortgage loans held for sale including changes in the fair value of commitments to purchase or originate mortgage loans held for sale and the related hedging instruments;

•	Fee income from loan servicing; and

•	Fee and net interest income from the Company’s financing facilities and warehouse lending agreements with its correspondents.

The Company’s chief operating decision maker evaluates the performance of the Mortgage Banking segment based on the measurement basis of income before income tax expense. Refer to the Company’s consolidated statements of operations for three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013 included in this Form 10-Q for details related to operating revenues, income before income taxes and depreciation and amortization for the Mortgage Banking segment. Refer to the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013 included in this Form 10-Q for details of the assets and equity components of the Mortgage Banking segment.

The major components of revenues by product/service for the Mortgage Banking segment for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mortgage originations
Gains on mortgage loans held for sale	$46,548	$24,378	$75,179	$48,582
Loan origination and other loan fees	6,593	5,350	11,629	9,998
Interest income	8,776	2,926	14,700	5,747
Total mortgage originations	61,917	32,654	101,508	64,327

Mortgage servicing
Changes in mortgage servicing rights valuation	(15,364)	5,460	(26,022)	9,550
Loan servicing fees	10,790	5,239	19,965	8,358
Total mortgage servicing	(4,574)	10,699	(6,057)	17,908

Mortgage financing
Financing fees	138	—	179	—
Interest income	142	—	294	—
Total mortgage financing	280	—	473	—

Total revenues	$57,623	$43,353	$95,924	$82,235

18. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$9,174	$5,821
Cash paid for taxes	$—	$—

In addition to the activities presented above, during the six months ended June 30, 2014, the Company sold a portion of its investment in shares of preferred stock of a closely held entity for $200, of which all of the proceeds from such sale were applied against the Company's outstanding balance on its operating line of credit with the same entity.

19. Subsequent Events

On July 7, 2014, the Company amended its master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000 to $400,000. The agreement matures on December 16, 2014.

On July 17, 2014, the Company entered into a letter of intent ("LOI") to sell $1,977 in FNMA MSRs, valued at 1.20% at June 30, 2014, to an unrelated third party at a purchase price of 1.25% of the unpaid principal balance at August 29, 2014. This pool of FNMA MSRs was geographically focused in the Southeastern United States and did not include any GNMA MSRs which have a higher valuation than FNMA MSRs. Thus, the characteristics of this pool do not represent the characteristics of the Company’s MSR portfolio as a whole. The Company will continue to service the loans through the established transfer date, targeted for November 2014, for a fee, during which time the Company would also be entitled to certain other ancillary income amounts. Upon the completion of the sale and transfer of MSRs to the buyer, the Company will use the proceeds to reinvest back into newly originated MSRs through its origination platform. There is no assurance such sale will be consummated, as it is subject to various key aspects of the LOI agreement, including certain due diligence by the third party, as well as the consent of FNMA.

On July 31, 2014, the Company amended its master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2015. Additionally, the maximum borrowing capacity under the line of credit in its warehouse and security agreement with Merchants was increased from $1,000 back to $2,000.

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

Overview
We are a non-bank integrated mortgage company focused on the U.S. residential mortgage market. We originate, finance and service residential mortgage loans. We predominantly sell mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). We also sell mortgage loans to other third-party investors in the secondary market and provide short-term financing to other residential mortgage loan originators. Our principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities. We operate in one segment: Mortgage Banking. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business.
For additional information about our company and business operations, see the “Overview” section of the MD&A included in our 2013 Annual Report on Form 10-K.

Recent Industry Trends and Our Outlook

The U.S. residential mortgage industry has experienced mixed trends in loan applications in recent months, with purchase-mortgage demand declining since May 2014. Industry-wide mortgage loan originations have also declined since last year as higher interest rates have made the refinancing of mortgage loans less attractive for borrowers. Increasing interest rates can have a direct impact on the operating results of companies in the mortgage industry, including on our operating results.  An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination and loan lock volumes;

•	a shift from loan refinancing volume to purchase loan volume;

•	short-term contraction of the gain on sale margin of mortgage loans including negative fair market value adjustments on locked loans and loans held for sale;

•	an increase in net interest income from financing (assuming a steeper forward yield curve);

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations; and

•	a reduction of gains from mortgage loan sales.

Performance Summary and Outlook

•	Revenues of $57,623 for the three months ended June 30, 2014, compared to revenues of $43,353 for the three months ended June 30, 2013.

•	Revenues of $95,924 for the six months ended June 30, 2014, compared to revenues of $82,235 for the six months ended June 30, 2013.

•	Net income of $268 for the three months ended June 30, 2014, compared to net income of $9,135 for the three months ended June 30, 2013.

•	Net loss of $7,616 for the six months ended June 30, 2014, compared to net income of $18,850 for the six months ended June 30, 2013.

•	Diluted earnings per share (“EPS”) of $0.01 for the three months ended June 30, 2014, compared to the diluted earnings per share ("EPS") of $0.63 for the three months ended June 30, 2013.

•	Diluted loss per share ("LPS") of $0.30 for the six months ended June 30, 2014, compared to the diluted earnings per share ("EPS") of $1.46 for the six months ended June 30, 2013.

•	Mortgage loan originations of $3,307,442 for the three months ended June 30, 2014, an increase of 59% compared to the three months ended June 30, 2013.

•	Mortgage loan originations of $5,729,310 for the six months ended June 30, 2014, an increase of 44% compared to the six months ended June 30, 2013.

•	Mortgage servicing portfolio ("UPB") of $16,739,463 as of June 30, 2014, an increase of 40% compared to the December 31, 2013 mortgage servicing portfolio of $11,923,510.

•	Gain on sale revenue of 141 bps of origination volume for the three months ended June 30, 2014, an increase of 24 bps or 20% compared to the three months ended June 30, 2013.

•	Gain on sale revenue of $75,179 or 131 bps of origination volume for the six months ended June 30, 2014, an increase of 9 bps or 8% compared to the six months ended June 30, 2013.

•	Total expenses of 173 bps of origination volume for the three months ended June 30, 2014, an increase of 35 bps or 26% compared to the three months ended June 30, 2013.

•	Total expenses of 189 bps of origination volume for the six months ended June 30, 2014, an increase of 59 bps or 46% compared to the six months ended June 30, 2013.

We expect to continue to expand our origination platform with the growth coming primarily from our retail and wholesale channels. We also expect to see an increase in our Non-agency mortgage loan originations which we believe will create a strategic benefit as this segment of the marketplace continues to develop. Accordingly, we expect we will expand our settlements of Non-agency loans through sales to the whole loan market or private label securitizations to third party investors at a future date.

We expect our total revenues will continue to grow due to 1) increased mortgage loan originations, 2) increased retail originations which produce higher revenue contribution, 3) increased number of loans in our servicing portfolio and 4) increased production on Government insured and Non-agency originations. Currently we are licensed in 45 states and the District of Columbia, and expect to be licensed in New York, Massachusetts and New Hampshire, which make up approximately 7-8% of the total U.S residential mortgage market, in the near future which will have a positive impact on our origination growth. Our expectations may be impacted by market conditions or macro-economic events that could materially impact our expectations as discussed in our Risk Factors.

With the expected growth in our originations, we expect to see an increase in total expenses. However, we expect primarily variable costs to increase due to our ability to leverage the fixed cost infrastructure that we have invested in previous quarters. We expect to see a decrease in total expenses when calculated as a percentage of origination volume.
Non-GAAP Financial Measures
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net income and adjusted diluted EPS as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted diluted EPS exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on our MSRs, stock-based compensation expenses, other non-routine costs and acquisition related costs. Other non-routine costs include the advance hiring of servicing and originations staff, recruiting expenses, travel, licensing and legal expenses. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for (loss) income before income taxes, net (loss) income or diluted (LPS) EPS prepared in accordance with GAAP.
In addition, adjusted net income has limitations as an analytical tool, including but not limited to the following:

•	adjusted net income does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income does not reflect the cash requirements necessary to service principal payments related to the financing of the business;

•	peer companies in our industry may calculate adjusted net income differently, thereby limiting its usefulness as a comparative measure.
Because of these and other limitations, adjusted net income should not be considered solely as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted net income is a performance measure and is presented to provide additional information about our core operations.
The table below reconciles net income to adjusted net income and diluted (LPS) EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change
	2014	2013	$	%
Net income	$268	$9,135	$(8,867)	(97)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	10,712	(7,629)	18,341	(240)%
Stock-based compensation expense	871	906	(35)	(4)%
Other non-routine expenses [1]	—	2,864	(2,864)	(100)%
Tax effect of adjustments	(4,494)	1,459	(5,953)	(408)%
Adjusted net income	$7,357	$6,735	$622	9%

Diluted (LPS) EPS	$0.01	$0.63	$(0.62)	(98)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.42	(0.53)	0.95	(179)%
Stock-based compensation expense	0.03	0.06	(0.03)	(50)%
Other non-routine expenses	—	0.20	(0.20)	(100)%
Tax effect of adjustments	(0.17)	0.10	(0.27)	(270)%
Adjusted diluted EPS	$0.29	$0.46	$(0.17)	(37)%
1 Consists primarily of costs related to our equity offering that occurred in the second quarter of 2013.
Adjusted net income increased $622, or 9%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily attributable to increased gains on mortgage loans held for sale from increased origination volume offset by higher operating expenses associated with the increased volume and headcount, in line with our strategy of expanding our geographic retail lending footprint. Adjusted diluted EPS decreased $0.17, or 37%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to the previously discussed increase in adjusted net income as well as the dilution associated with higher weighted average shares outstanding as result of our equity offerings that occurred during the second and fourth quarters of 2013.
The table below reconciles net (loss) income to adjusted net income and diluted (LPS) EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Change
	2014	2013	$	%
Net (loss) income	$(7,616)	$18,850	$(26,466)	(140)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	18,643	(13,519)	32,162	(238)%
Stock-based compensation expense	1,770	913	857	94%
Other non-routine expenses [1]	9,593	2,900	6,693	231%
Acquisition related expenses	49	—	49	N/A
Tax effect of adjustments	(11,661)	3,669	(15,330)	(418)%
Adjusted net income	$10,778	$12,813	$(2,035)	(16)%

Diluted (LPS) EPS	$(0.30)	$1.46	$(1.76)	(121)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.72	(1.05)	1.77	(169)%
Stock-based compensation expense	0.07	0.06	0.01	N/A
Other non-routine expenses	0.37	0.23	0.14	N/A
Acquisition related expenses	—	—	—	N/A
Tax effect of adjustments	(0.44)	0.30	(0.74)	(247)%
Adjusted diluted EPS	$0.42	$1.00	$(0.58)	(58)%
1 For the six months ended June 30, 2014, amount consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production. For the six months ended June 30, 2013, amount consists primarily of costs related to our equity offering that occurred in the second quarter of 2013.

Adjusted net income decreased $2,035, or 16%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily attributable to lower gain on sale margins in the first quarter of 2014, and higher operating expenses associated with increased volume. This decrease was offset by increased gains on mortgage loans held for sale due to increases in originations volume. Adjusted diluted EPS decreased $0.58, or 58%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to the previously discussed decrease in adjusted net income as well as the dilution associated with higher weighted average shares outstanding as result of our equity offerings that occurred during the second and fourth quarters of 2013.
Significant Transactions

Acquisition of Medallion Mortgage Company

On February 4, 2014, we completed our acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion services customers with an extensive portfolio of residential real estate loan programs and has 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, we agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees. Total consideration for Medallion, which, along with working capital for the business, has or will be funded out of our existing cash resources, was $861, which includes cash consideration of $258 and contingent consideration based primarily on future origination volume estimated to be $603 at the acquisition date. The Company estimated the fair value of the earnout as of June 30, 2014 and determined to decrease the estimate by $116. For additional information regarding this transaction, refer to Note 4 "Business Combinations," to our unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Recent Developments

On May 22, 2014, we amended our master repurchase agreement with Barclays Bank PLC ("Barclays") to allow us to pledge MSRs to Barclays, in addition to the original mortgage loans allowed, against the transfer of funds by Barclays, with a simultaneous agreement for Barclays to transfer to us the related purchased assets in an amount up to $100,000,000, under the existing aggregate borrowing capacity of $300,000,000. On July 7, 2014, we amended our master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000,000 to $400,000,000. The agreement matures on December 16, 2014.

On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit ("WLOCs") originated by our wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by us. The amount of the subordinate debt funded by us will be sized to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. At June 30, 2014, we had invested $9,000 in the subordinate debt of Merchants Bancorp.

On July 17, 2014, we entered into a letter of intent ("LOI") to sell $1,977 in FNMA MSRs, valued at 1.20% at June 30, 2014, to an unrelated third party at a purchase price of 1.25% of the unpaid principal balance at August 29, 2014. This pool of FNMA MSRs was geographically focused in the Southeastern United States and did not include any GNMA MSRs which have a higher valuation than FNMA MSRs. Thus, the characteristics of this pool do not represent the characteristics of our MSR portfolio as a whole. We will continue to service the loans through the established transfer date, targeted for November 2014, for a fee, during which time we would also be entitled to certain other ancillary income amounts. Upon the completion of the sale and transfer of MSRs to the buyer, we will use the proceeds to reinvest back into newly originated MSRs through our origination platform., however, there is no assurance such sale will be consummated, as it is subject to various key aspects of the LOI agreement, including certain due diligence by the third party, as well as the consent of FNMA.

On July 31, 2014, we amended its master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2015.

Other Factors Influencing Our Results
Prepayment Speeds. A significant driver of our business is prepayment speed, which is the measurement of how quickly unpaid principal balance on mortgage loans is reduced by borrower payments and payoffs. Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of loan, conditions in the housing and financial markets, competition and other factors, none of which can be predicted with any certainty. Prepayment spread impacts future servicing fees, value of MSRs, float income, interest expense on advances and interest expense. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn servicing income but reduce the demand for new mortgage loans. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the value of MSRs and shortening the period over which we earn servicing income but increasing the demand for new mortgage loans. To minimize the impact of prepayments on our servicing portfolio we have a retention unit in our retail channel that is notified when a customer requests a payoff of their loan or lists their home for sale. This is generally a signal that the customer may be looking to refinance their loan or purchase a new home at which time, we can try to recapture (retain) that customer into a loan product originated and serviced by us.
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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Our consolidated results of operations for the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Gains on mortgage loans held for sale	$46,548	$24,378	$22,170	91%
Changes in mortgage servicing rights valuation	(15,364)	5,460	(20,824)	(381)%
Loan origination and other loan fees	6,731	5,350	1,381	26%
Loan servicing fees	10,790	5,239	5,551	106%
Interest income	8,918	2,926	5,992	205%
Total revenues	57,623	43,353	14,270	33%

Salaries, commissions and benefits	35,144	17,634	17,510	99%
General and administrative	9,215	5,293	3,922	74%
Interest expense	6,263	4,602	1,661	36%
Occupancy, equipment and communications	4,762	1,638	3,124	191%
Provision for mortgage repurchases and indemnifications - change in estimate	509	(1,028)	1,537	150%
Depreciation and amortization expense	1,193	529	664	126%
Loss on disposal of property and equipment	131	—	131	100%
Total expenses	57,217	28,668	28,549	100%

Income before income taxes	406	14,685	(14,279)	(97)%
Income tax expense	138	5,550	(5,412)	(98)%
Net income	$268	$9,135	$(8,867)	(97)%

Weighted average diluted shares outstanding (in thousands)	25,769	14,498	11,271	78%

Diluted EPS	$0.01	$0.63	$(0.62)	(98)%

Revenues
During the three months ended June 30, 2014, total revenues increased $14,270, or 33%, as compared to the three months ended June 30, 2013. The increase in revenues resulted from increases in gains on mortgage loans held for sale, interest income, loan servicing fees, loan origination and other loan fees, partially offset by a decrease in the fair value of our MSRs. Our gains on mortgage loans held for sale during the three months ended June 30, 2014 was 141 bps compared to 117 bps for the comparable period in 2013. The increase in basis point gain on sale was due primarily to 1) an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other products or channels. The increase in interest income was primarily a result of an increase in mortgage loan originations during the three months ended June 30, 2014 as compared to June 30, 2013 as there is a direct correlation between interest income and mortgage loan origination. The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $15,848,910 during the three months ended June 30, 2014, compared to an average servicing portfolio of $7,052,320 during the three months ended June 30, 2013. Our average loan servicing fee in basis points was 28 for the three months ended June 30, 2014 compared to 23 basis points for the three months ended June 30, 2013. Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve at the end of the second quarter of 2014. Decreasing interest rates generally result in decreased MSR values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from escrow balances held by our company.
Originations
The following table illustrates mortgage loan originations by type for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	$	% Total	$	% Total
Conventional	$1,896,562	57%	$1,236,154	59%
Government insured	1,349,137	41%	847,955	41%
Non-agency jumbo	61,743	2%	704	—%
Total mortgage loan originations	$3,307,442	100%	$2,084,813	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	2,109	$469,671	14%	1,167	$194,076	9%
Wholesale	3,111	729,899	22%	2,070	401,348	19%
Correspondent	10,577	2,107,872	64%	8,050	1,489,389	72%
Total mortgage loan originations	15,797	$3,307,442	100%	11,287	$2,084,813	100%
The increased volume in the retail channel during the three months ended June 30, 2014 is reflective of our strategy to acquire retail lending business and expand our geographic footprint. It includes three months of originations from our Crossline subsidiary, and from the retail and wholesale operations that we acquired from Nationstar, both which we acquired at the end of 2013, and for which there were no comparable amounts during the three months ended June 30, 2013.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$588	$1,154	$1,537	$4,870	$541	$8,690	—%
620-680	62,537	120,073	87,451	524,613	8,334	803,008	25%
681-719	102,433	160,709	91,562	380,551	7,570	742,825	22%
>719	367,266	610,027	216,955	548,621	10,050	1,752,919	53%
Total mortgage loan originations	$532,824	$891,963	$397,505	$1,458,655	$26,495	$3,307,442	100%
% Total	16%	27%	12%	44%	1%	100%

	Three Months Ended June 30, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$—	$113	$1,193	$236	$1,542	—%
620-680	22,848	53,734	71,998	357,819	10,024	516,423	25%
681-719	34,765	77,122	67,587	211,688	9,580	400,742	19%
>719	223,955	377,871	162,386	372,855	29,039	1,166,106	56%
Total mortgage loan originations	$281,568	$508,727	$302,084	$943,555	$48,879	$2,084,813	100%
% Total	14%	25%	14%	45%	2%	100%

Servicing
The following is a summary of loan servicing fee income by component for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Contractual servicing fees	$10,399	$5,160
Late fees	391	79
Loan servicing fees	$10,790	$5,239
Our loan servicing fees increased to $10,790 during the three months ended June 30, 2014 from $5,239 during the three months ended June 30, 2013. The 106% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $15,848,910 during the three months ended June 30, 2014, compared to an average servicing portfolio of $7,052,320 during the three months ended June 30, 2013.
The following table illustrates our mortgage servicing portfolio by type as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	$ UPB	% Total	$ UPB	% Total
FNMA	$8,494,899	51%	$7,254,178	61%
GNMA:
FHA	4,265,694	26%	3,333,593	28%
VA	1,561,423	9%	796,708	7%
USDA	645,147	4%	377,142	3%
FHLMC	1,755,509	10%	161,889	1%
Other Investors	$16,791	—%	$—	—%
Total servicing portfolio	$16,739,463	100%	$11,923,510	100%
The following is a summary of mortgage loan servicing portfolio characteristics by loan type as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	3.96%	14.0	$194,886	25 bps
GNMA:
FHA	3.90%	13.1	$156,994	31 bps
VA	3.94%	7.6	$210,633	30 bps
USDA	4.01%	9.3	$133,047	31 bps
FHLMC	4.44%	2.9	$237,231	25 bps
Other Investors	4.42%	2.6	$207,297	18 bps
Total	3.99%	11.8	$184,960	28 bps

	December 31, 2013
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	3.85%	10.4	$195,959	25 bps
GNMA:
FHA	3.78%	10.6	$156,404	31 bps
VA	3.79%	7.1	$195,080	30 bps
USDA	3.88%	8.4	$130,998	31 bps
FHLMC	4.35%	0.3	$249,829	25 bps
Other Investors	N/A	N/A	N/A	N/A
Total	3.84%	10.0	$180,809	27 bps
The weighted average coupon, average age and average loan amount of the portfolio increased slightly during the three months ended June 30, 2014. The increase in the weighted average coupon and average age was due primarily to the general increase in interest rates and the age of the existing portfolio. The increased average loan amounts represent expansion into certain higher-priced residential geographic areas as we continue to expand our footprint.

Expenses

Total expenses increased $28,549 or 100% for the three months ended June 30, 2014 compared to the same period ended June 30, 2013. Total expenses have increased due to 1) a 59% increase in total originations and the related costs associated with higher originations; 2) a 121% increase in our servicing portfolio from June 30, 2013 to June 30, 2014; 3) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 4) the transition from a privately held company to a publicly traded company; and 5) higher regulatory compliance costs. We expect that total expenses will continue to grow in future quarters in relation to our growth in our origination and servicing businesses but that the growth will be slower than previous quarters as we begin to reap the benefits of the investment in our fixed cost infrastructure that we made in past quarters.
Salaries, commissions and benefits expense increased $17,510, or 99%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of the 93% increase in our headcount from 652 employees at June 30, 2013 to 1,256 employees at June 30, 2014. The increase in headcount was due to our strategic decision to expand our geographic footprint across the United States and add Mortgage Loan Advisors and Account Executives in both our retail and third party originations channels, respectively. In addition to the increase in revenue producing positions, we also increased headcount in support areas related to the growth in originations and servicing and corporate support areas to manage our transition from a privately held to a publicly traded company. All related benefit costs have increased with the related increase in headcount, but remained relatively stable on a per person basis. Our total salaries, commissions and benefits per person cost was approximately $28 for the three months ended June 30, 2014 compared to $27 for the comparable quarter in 2013.
General and administrative expenses increased $3,922, or 74%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of increased expenses attributable to our growth, continued expansion and transition from a privately held to a public company. Corporate governance type expenses such as legal and audit fees, insurance, other outside consulting fees experienced the greatest increases which reflect this transition. We have also experienced an increase in travel related expenses as we continue to integrate the acquired retail operations and manage the expanded origination platform throughout the United States. We do expect that general and administrative costs will increase in future periods but at a slower pace than our origination growth as we are able to leverage many of the fixed costs that are included in this category of expenses. As we continue to transform from a privately held to a publicly traded company, we do expect to see higher expenses in future quarters related to Sarbanes-Oxley compliance. These costs include continued development of policies and procedures, further enhancement of internal controls and testing procedures related to these controls, policies and procedures.
Interest expense increased $1,661, or 36%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We do expect that interest expense will move in direct correlation to changes in our origination trends in future periods.
Occupancy, equipment and communication expenses increased $3,124, or 191%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Our retail expansion increased the number of mortgage loan branches from 36 at June 30, 2013 to 69 at June 30, 2014. In addition, we opened new facilities which increased our total square footage under lease from 279,915 at June 30, 2013 to 407,002 at June 30, 2014. We do not expect the same level of growth in occupancy levels in future quarters; however, we do expect continued growth in occupancy costs as we continue to expand. In addition, we expect to see continued increases in information technology costs to support our strategic growth and transition to a publicly traded company.
Provision for mortgage repurchases and indemnification increased $1,537 or 150% during the three months ended June 30, 2014. This reserve is based on the estimated loss to be incurred upon the ultimate disposal of the repurchased loans. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production which has directly impacted the GSEs’ audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, the GSEs continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and ultimately actual loan repurchases by the Company. We expect that provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, trends in market conditions will also influence any trends in our quarterly provision.
Depreciation and amortization expense increased $664, or 126%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to increased property and equipment balances resulting from our overall growth and expansion, including acquisitions, as well as the amortization expense related to the Crossline intangible assets acquired in December 2013.

Income tax expenses were $138 and $5,550, a decrease of 98%, for the three months ended June 30, 2014 and 2013, with an effective tax rate of 34.0%% and 37.8%, respectively. The decrease in income tax expense and the associated effective tax rate was due to a higher estimated annual effective tax rate for 2014, resulting in a larger tax benefit for prior period loss carryforwards, which was reflected during the three months ended June 30, 2014. The higher estimated annual effective tax rate for 2014 was due primarily to business shifts into states with higher tax rates during the current period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Our consolidated results of operations for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Gains on mortgage loans held for sale	$75,179	$48,582	$26,597	55%
Changes in mortgage servicing rights valuation	(26,022)	9,550	(35,572)	(372)%
Loan origination and other loan fees	11,808	9,998	1,810	18%
Loan servicing fees	19,965	8,358	11,607	139%
Interest income	14,994	5,747	9,247	161%
Total revenues	95,924	82,235	13,689	17%

Salaries, commissions and benefits	68,563	32,127	36,436	113%
General and administrative	17,424	8,895	8,529	96%
Interest expense	10,075	7,675	2,400	31%
Occupancy, equipment and communications	8,904	3,123	5,781	185%
Provision for mortgage repurchases and indemnifications - change in estimate	904	(1,028)	1,932	188%
Depreciation and amortization expense	2,276	913	1,363	149%
Loss on disposal of property and equipment	223	—	223	100%
Total expenses	108,369	51,705	56,664	110%

(Loss) income before income taxes	(12,445)	30,530	(42,975)	(141)%
Income tax (benefit) expense	(4,829)	11,680	(16,509)	(141)%
Net (loss) income	$(7,616)	$18,850	$(26,466)	(140)%

Weighted average diluted shares outstanding (in thousands)	25,769	12,870	12,899	100%

Diluted (LPS) EPS	$(0.30)	$1.46	$(1.76)	(121)%

Revenues
During the six months ended June 30, 2014, total revenues increased $13,689, or 17%, as compared to the six months ended June 30, 2013. The increase in revenues resulted from increases in gains on mortgage loans held for sale, loan servicing fees, interest income, loan origination and other loan fees, partially offset by a decrease in the fair value of our MSRs. Our gains on mortgage loans held for sale during the six months ended June 30, 2014 was 131 bps compared to 122 bps for the comparable period in 2013. The increase in basis point gain on sale was due primarily to 1) an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other products or channels. The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $14,671,128 during the six months ended June 30, 2014, compared to an average servicing portfolio of $6,106,811 during the six months ended June 30, 2013. Our loan servicing fee in basis points was 54 for the six months ended June 30, 2014 compared to 46 basis points for the six months ended June 30, 2013. The increase in interest income was primarily a result of an increase in mortgage loan originations during the six months ended June 30, 2014 as compared to June 30, 2013 as there is a direct correlation between interest income and mortgage loan origination. Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve at the end of June 2014. Decreasing interest rates generally result in decreased MSR values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from escrow balances held by us.
Originations
The following table illustrates mortgage loan originations by type for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	$	% Total	$	% Total
Conventional	$3,306,267	58%	$2,405,023	60%
Government insured	2,338,841	41%	1,577,534	40%
Non-agency jumbo	84,202	1%	1,862	—%
Total mortgage loan originations	$5,729,310	100%	$3,984,419	100%
The following is a summary of mortgage loan origination volume by channel for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,290	$730,579	13%	2,064	$344,362	9%
Wholesale	5,065	1,152,059	20%	4,077	797,763	20%
Correspondent	19,367	3,846,672	67%	15,112	2,842,294	71%
Total mortgage loan originations	27,722	$5,729,310	100%	21,253	$3,984,419	100%
The increased volume in the retail channel during the six months ended June 30, 2014 is reflective of our strategy to acquire retail lending business and expand our geographic footprint. It includes six months of originations from our Crossline subsidiary, and from the retail and wholesale operations that we acquired from Nationstar, both which we acquired at the end of 2013, and for which there were no comparable amounts during the six months ended June 30, 2013.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$864	$1,369	$1,642	$8,068	$892	$12,835	—%
620-680	109,715	205,365	149,402	889,665	16,331	1,370,478	24%
681-719	172,326	285,860	157,901	666,181	11,722	1,293,990	23%
>719	597,871	1,049,990	381,081	1,005,237	17,828	3,052,007	53%
Total mortgage loan originations	$880,776	$1,542,584	$690,026	$2,569,151	$46,773	$5,729,310	100%
% Total	15%	27%	12%	45%	1%	100%

	Six Months Ended June 30, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$—	$211	$2,379	$236	$2,826	—%
620-680	41,285	92,176	135,564	619,182	19,414	907,621	23%
681-719	76,162	151,306	128,251	381,413	24,991	762,123	19%
>719	505,798	763,442	323,240	660,691	58,678	2,311,849	58%
Total mortgage loan originations	$623,245	$1,006,924	$587,266	$1,663,665	$103,319	$3,984,419	100%
% Total	15%	25%	15%	42%	3%	100%

Servicing
The following is a summary of loan servicing fee income by component for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Contractual servicing fees	$19,165	$8,169
Late fees	800	189
Loan servicing fees	$19,965	$8,358
Our loan servicing fees increased to $19,965 during the six months ended June 30, 2014 from $8,358 during the six months ended June 30, 2013. The 139% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $14,671,128 during the six months ended June 30, 2014, compared to an average servicing portfolio of $6,106,811 during the six months ended June 30, 2013.

Expenses

Total expenses increased $56,664 or 110% for the six months ended June 30, 2014 compared to the same period ended June 30, 2013. Total expenses have increased due to 1) a 44% increase in total originations and the related costs associated with higher originations; 2) a 121% increase in our servicing portfolio from June 30, 2013 to June 30, 2014; 3) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 4) the transition from a privately held company to a publicly traded company; and 5) higher regulatory compliance costs. We expect that total expenses will continue to grow in future quarters in relation to our growth in our origination and servicing businesses but that the growth will be slower than previous quarters as we begin to reap the benefits of our investments in the fixed cost infrastructure that we have made in past quarters.
Salaries, commissions and benefits expense increased $36,436, or 113%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of the 93% increase in our headcount from 652 employees at June 30, 2013 to 1,256 employees at June 30, 2014. The increase in headcount was due to our strategic decision to expand our geographic footprint across the United States and add Mortgage Loan Advisors and Account Executives in both our retail and third party originations channels, respectively. In addition to the increase in revenue producing positions, we also increased headcount in support areas related to the growth in originations and servicing and in corporate support areas manage our transition from a privately held to a publicly traded company. All related employee benefit costs have increased with the related increase in headcount. Our total salaries, commissions and benefits per person cost was approximately $55 for the six months ended June 30, 2014 compared to $49 for the comparable quarter in 2013.
General and administrative expenses increased $8,529, or 96%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of increased expenses attributable to our growth and continued expansion and transition from a private to a public company. Corporate governance type expenses such as legal and audit fees, insurance, and outside consulting fees have increased significantly. We have also experienced an increase in travel related expenses as we continue to integrate the acquired retail operations and manage the expanded origination platform throughout the United States. We do expect that general and administrative costs will increase in future periods but at a slower pace than our origination growth as we are able to leverage many of the fixed costs that are included in this category of expenses. As we continue to transform from a privately held to a publicly traded company, we expect to see higher expenses in future quarters related to Sarbanes-Oxley compliance. These costs include continued development of policies and procedures, further enhancement of internal controls and testing procedures related to these controls, policies and procedures.
Interest expense increased $2,400, or 31%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We do expect that interest expense will move in direct correlation to changes in our origination trends in future periods.
Occupancy, equipment and communication expenses increased $5,781, or 185%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Our retail expansion increased the number of mortgage loan branches from 36 at June 30, 2013 to 69 at June 30, 2014. In addition, we opened new facilities which increased our total square footage under lease from 279,915 at June 30, 2013 to 407,002 at June 30, 2014. We do not expect the same level of growth in occupancy in future quarters; however, we do expect continued growth in occupancy costs as we continue to expand. In addition, we expect to see continued increases in information technology costs to support our strategic growth and transition to a publicly traded company.

Provision for mortgage repurchases and indemnification increased $1,932 or 188% during the six months ended June 30, 2014 . This reserve is based on the estimated loss to be incurred upon the ultimate disposal of the repurchased loans. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production which has directly impacted the GSEs’ audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, the GSEs continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and ultimately actual loan repurchases by the Company. We expect that provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, trends in market conditions will also influence any trends in our quarterly provision.
Depreciation and amortization expense increased $1,363, or 149%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to increased property and equipment balances resulting from our overall growth and expansion, including acquisitions, as well as the amortization expense related to the Crossline intangible assets acquired in December 2013.
Income tax (benefit) expenses were $(4,829) and $11,680, a decrease of 141%, for the six months ended June 30, 2014 and 2013, with an effective tax rate of 38.8% and 38.2%, respectively. The decrease in income tax expense was due to pre-tax loss for the six months ended June 30, 2014 compared to a pre-tax gain for the six months ended June 30, 2013.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for goodwill and intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2013.
Recent Accounting Developments
ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," was issued in June 2014. This update addresses how entities commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Current US GAAP does not contain explicit guidance on how to account for those share-based payments. This update is intended to resolve the diverse accounting treatment of those awards in practice. The new guidance will be effective for us beginning on January 1, 2015. We are currently evaluating the guidance under ASU 2014-12 and have not yet determined the impact, if any, on our consolidated financial statements.
ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," was issued in June 2014. The pronouncement in this update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance will be effective for us beginning on January 1, 2015. We are currently evaluating the guidance under ASU 2014-11 and have not yet determined the impact, if any, on our consolidated financial statements.
ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" was issued in May 2014. This update supersedes the revenue recognition criteria and amends existing requirements in other Topics to be consistent with the new recognition and measurement rules. This update is to ensure that an entity is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for us beginning on January 1, 2017. We are currently evaluating the guidance under ASU 2014-09 and have not yet determined the impact, if any, on our consolidated financial statements.

On July     16, 2014, the Financial Accounting Standards Board ("FASB") ratified the Emerging Issues Task Force ("EITF") Issue 13-F, "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure," which requires certain government-guaranteed mortgage loans be reclassfied to a separate other receivable at the time of foreclosure. The new guidance will be effective for us beginning on January 1, 2015. We have currently evaluating the guidance under EITF 13-F and have not yet determined the impact, if any, on our consolidated financial statements.
Liquidity and Capital Resources
Overview
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our unrestricted cash balance decreased from $43,104 as of December 31, 2013 to $25,150 as of June 30, 2014, primarily due to cash outflows from operating and investing activities, partially offset by cash inflows from financing activities. We continue to experience negative operating cash flows due to the cash investment in the creation of the MSR asset, the timing of loan originations versus loan sales, the related increases in our loan inventory and locked loan pipeline. The negative operating cash flows will continue in the future as we grow originations to increase the loan servicing portfolio. As the servicing fees collected from borrowers increases as the portfolio size increases, the operating cash flows are expected to increase. Cash outflows from investing activities were due primarily to the purchase of MSR assets, purchases of property and equipment and the acquisition of Medallion. The operating and financing cash outflows were partially offset by cash inflows from our financing activities, including primarily net proceeds from borrowings under our mortgage participations, repurchase agreements, warehouse and operating lines of credit.
Our primary sources of funds for liquidity include: (i) secured borrowings in the form of repurchase facilities and participation agreements with major financial institutions, as well as our warehouse lines of credit and operating lines of credit, (ii) equity offerings, (iii) servicing fees and ancillary fees, (iv) payments received from sales or securitizations of loans, (v) payments received from mortgage loans held for sale, and (vi) sale of MSRs. Our primary uses of funds for liquidity include: (i) originations of loans, (ii) originations of warehouse lines of credit, (iii) funding of servicing advances, (iv) payment of interest expenses, (v) payment of operating expenses, (vi) repayment of borrowings, and (vii) payments for acquisitions of MSRs.
Our financing strategy primarily consists of using repurchase facilities and participation agreements with major financial institutions, as well as regional and community banks. We believe this provides us with a stable, low-cost, diversified source of funds to finance our business.
In order to support the continued growth of our servicing portfolio, we are examining various financing alternatives that would involve the encumbrance of some or all of our mortgage servicing rights. On May 23, 2014, the Company entered into a loan and security agreement with Barclays Bank PLC ("Barclays") in which the Company established a $100,000 revolving credit facility with Barclays secured by the Company's FNMA and FHLMC MSRs. The transaction was structured so that the $100,000 revolving credit facility with Barclays is a borrowing sub-limit within the Company's existing $300,000 master repurchase agreements with Barclays. We believe that future financing for our MSRs will be available on acceptable terms in the marketplace.
We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse financing operations during July 2013. The financing platform features a centralized custodian and disbursement agent located in our Clearwater, Florida facility. Through March 31, 2014, we financed our NattyMac operations through the use of cash on hand. On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit originated by NattyMac and in participation interests in residential mortgage loans originated by us. The Company must invest at least 10% of the maximum borrowing capacity in the subordinate debt of Merchants Bancorp. At June 30, 2014, the Company had invested $9,000 in the subordinate debt of Merchants Bancorp. The amount of the subordinate debt funded by us will be sized to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. The subordinate debt investment in Merchants Bancorp, subsequent funding of NMF by Merchants Bank, and resulting purchase of WLOCs and residential mortgage participations by NMF is designed to provide liquidity to the Company for its WLOCs originated by NattyMac and additional liquidity for its residential mortgage originations.

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
Because our servicing portfolio is generally of recent vintages and also because the servicing portfolio is primarily comprised of FNMA and GNMA servicing (which are generally of higher quality), the amount of delinquency and therefore advances for our current portfolio, are expected to be low. As of June 30, 2014, our servicing advances were $3,912, or less than 0.1%, of the unpaid principal balance of the servicing portfolio. We finance these advances using cash on hand. We are not currently anticipating that the servicing advance asset will grow in the near future beyond our capacity of financing the asset using available cash. If the servicing advances become a sizable asset on our balance sheet, we will negotiate a servicing advance facility with one or more of our financial partners, which we believe to be readily available in the market.
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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we had extended unused warehouse lines of credit totaling $214,891 and $146,411, respectively, and available financing through our mortgage funding arrangements of $285,162 and $387,939, respectively.

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
We have exposure to credit losses on residential mortgage loans that we hold for sale or investment as well as for losses incurred by investors in mortgage loans that we sell to them as a result of breaches of representations and warranties we make as part of the loan sales. The representations and warranties require adherence to investor or guarantor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The level of mortgage loan repurchase losses is dependent on economic factors, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans.
We also have exposure to credit loss in the event of non-repayment of amounts funded to correspondent customers through our NattyMac financing facility, though this has been somewhat mitigated by our transfer of participation interests in certain warehouse lines of credit, and related risks, to NMF. We manage this credit risk by performing due diligence and underwriting analysis on the correspondent customers prior to lending. Each counterparty is evaluated according to the underwriting guidelines as documented in the NattyMac Warehouse Underwriting Guidelines as required by the NattyMac Warehouse Credit Policy. In addition, the correspondent customers pledge, as security to the Company, the underlying mortgage loans. We periodically review the warehouse lending receivables for collectability based on historical collection trends and management judgment regarding the ability to collect specific accounts.
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
Although our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates, the majority of those funding arrangements carry interest rates that are equal to the interest rates on the underlying mortgage loans. As of June 30, 2014, approximately $584,724, or 53%, of our total $1,107,385 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 47% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.35%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of June 30, 2014. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended June 30, 2014.
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
We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. The primary assumptions in this model are prepayment speeds, discount rates, costs of servicing and default rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. We also use a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.
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
We used June 30, 2014 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the unfavorable estimated change in our mortgage loans pipeline as of June 30, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 25 bps	Up 25 bps
Mortgage loans pipeline[1]	$(4,071)	$(38)
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. We also use a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have an MSR committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSR portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of June 30, 2014, refer to Note 9, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of June 30, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSRs	$(66,703)	$(30,826)	$(14,517)	$12,947	$24,249	$42,610
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
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the

Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have, however, enhanced our capabilities in the areas of information technology and financial reporting. Specifically, we have added resources to prepare for documenting and testing our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our annual report for the year ending December 31, 2014 is due and thereafter.  Areas of enhancement include increased hours and additional personnel devoted to our financial and managerial controls, reporting systems and procedures, and testing our systems.
PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2014, see the “Litigation” section of Note 14, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Stonegate Mortgage Corporation
Registrant

Date: August 7, 2014	By:	/S/ Robert B. Eastep
Robert B. Eastep
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.1*†	Letter Agreement, dated as of August 7, 2014, between Stonegate Mortgage Corporation and Robert B. Eastep

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Indicates management contract or compensation plan