Form 10-Q
period 2014-09-30
STONEGATE MORTGAGE CORP
filed 2014-11-06
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2014
Common Stock, $0.01 par value	25,769,236 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2014

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$58,748	$43,104
Restricted cash	1,050	730
Mortgage loans held for sale, at fair value	1,158,834	683,080
Servicing advances	5,192	4,177
Derivative assets	17,616	19,673
Mortgage servicing rights, at fair value	227,795	170,294
Property and equipment, net	14,769	12,640
Loans eligible for repurchase from GNMA	79,079	26,268
Warehouse lending receivables	59,831	12,089
Goodwill	4,265	3,638
Intangible assets, net	4,669	5,434
Subordinated loan receivable	29,428	—
Other assets	14,269	8,762
Total assets	$1,675,545	$989,889

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	481,866	342,393
Mortgage repurchase borrowings	655,565	223,113
Warehouse lines of credit	1,934	7,056
Secured borrowings - mortgage servicing rights	72,192	—
Operating lines of credit	—	6,499
Accounts payable and accrued expenses	27,874	25,097
Derivative liabilities	6,778	3,520
Reserve for mortgage repurchases and indemnifications	5,441	3,709
Due to related parties	—	608
Contingent earn-out liabilities	3,727	3,791
Liability for loans eligible for repurchase from GNMA	79,079	26,268
Deferred income tax liabilities, net	26,784	28,379
Other liabilities	13,544	11,955
Total liabilities	$1,374,784	$682,388

Commitments and contingencies - Note 14

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,769,236 and 25,769,236	264	264
Additional paid-in capital	266,385	263,830
Retained earnings	34,112	43,407
Total stockholders’ equity	300,761	307,501

Total liabilities and stockholders’ equity	$1,675,545	$989,889

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Gains on mortgage loans held for sale, net	$44,031	$12,802	$119,303	$61,381
Gain on sale of mortgage servicing rights	1,158	—	1,158	—
Changes in mortgage servicing rights valuation	(5,954)	4,279	(24,597)	17,797
Payoffs and principal amortization of mortgage servicing rights	(6,941)	(2,180)	(14,319)	(6,148)
Loan origination and other loan fees	7,752	5,640	19,560	15,638
Loan servicing fees	12,350	5,966	32,315	14,324
Interest income	10,658	5,359	25,652	11,106
Total revenues	63,054	31,866	159,072	114,098

Expenses
Salaries, commissions and benefits	37,644	16,477	106,206	48,604
General and administrative expense	9,044	6,075	26,469	12,911
Interest expense	7,984	3,297	18,153	10,972
Occupancy, equipment and communication	4,540	2,980	13,444	6,103
Provision for mortgage repurchases and indemnifications - change in estimate	801	56	1,706	1,084
Depreciation and amortization expense	1,395	466	3,671	1,379
Loss on disposal of property and equipment	—	25	222	25
Total expenses	61,408	29,376	169,871	81,078

Income (loss) before income tax expense (benefit)	1,646	2,490	(10,799)	33,020
Income tax expense (benefit)	3,325	807	(1,504)	12,487
Net (loss) income	(1,679)	1,683	(9,295)	20,533
Less: Preferred stock dividends	—	—	—	(27)
Net (loss) income attributable to common stockholders	$(1,679)	$1,683	$(9,295)	$20,506

(Loss) earnings per share
Basic	$(0.07)	$0.10	$(0.36)	$1.97
Diluted	$(0.07)	$0.10	$(0.36)	$1.42

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	8,342	$33,000	2,834	$35	$(1,820)	$3,198	$20,836	$55,249
Net income	—	—	—	—	—	—	20,533	20,533
Stock-based compensation expense	—	—	—	—	—	1,615	—	1,615
Issuance of stock warrants	—	—	—	—	—	1,522	—	1,522
Issuance of common stock under discretionary incentive plan	—	—	39	—	113	325	—	438
Preferred stock dividends	—	—	—	—	—	—	(27)	(27)
Conversion of preferred stock to common stock	(8,342)	(33,000)	8,342	84	—	32,916	—	—
Issuance of common stock under Rule 144A offering, net of initial purchaser's discount, placement fee and equity issuance costs	—	—	6,389	64	—	104,544	—	104,608
Balance at September 30, 2013	—	$—	17,604	$183	$(1,707)	$144,120	$41,342	$183,938

Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501
Net loss	—	—	—	—	—	—	(9,295)	(9,295)
Stock-based compensation expense	—	—	—	—	—	2,555	—	2,555
Balance at September 30, 2014	—	$—	25,769	264	$—	266,385	34,112	300,761

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Operating activities
Net (loss) income	$(9,295)	$20,533
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	3,671	1,379
Loss on disposal of property and equipment	222	25
Amortization of debt discount	—	1,522
Forgiveness of note receivable from stockholder	—	214
Gains on mortgage loans held for sale, net	(119,303)	(61,381)
Gain on sale of mortgage servicing rights	(1,158)	—
Changes in mortgage servicing rights valuation	24,597	(17,797)
Payoffs and principal amortization of mortgage servicing rights	14,319	6,148
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	1,706	1,084
Stock-based compensation expense	2,555	1,742
Deferred income tax (benefit) expense	(1,504)	12,487
Change in contingent earn-out liabilities	(217)	8
Proceeds from sales and principal payments of mortgage loans held for sale	8,812,481	6,024,774
Originations and purchases of mortgage loans held for sale	(9,266,719)	(6,325,203)
Repurchases and indemnifications of previously sold loans	(13,521)	(322)
Changes in operating assets and liabilities:
Restricted cash	(320)	(16,687)
Servicing advances	(1,015)	(1,014)
Warehouse lending receivables	(47,742)	—
Other assets	(2,007)	(5,959)
Accounts payable and accrued expenses	3,425	4,491
Due to related parties	(608)	(39)
Net cash used in operating activities	(600,433)	(353,995)
Investing activities
Net proceeds from sale of mortgage servicing rights	21,541	—
Subordinated loan receivable	(29,428)	—
Purchases of property and equipment	(5,067)	(4,967)
Purchase of net assets in a business combination	(258)	—
Purchase of mortgage servicing rights	(1,811)	—
Repayment of notes receivable from stockholder	—	8
Net cash used in investing activities	(15,023)	(4,959)
Financing activities
Proceeds from borrowings under mortgage funding arrangements and operating lines of credit	29,760,288	13,932,187
Repayments of borrowings under mortgage funding arrangements and operating lines of credit	(29,127,592)	(13,668,292)
Payments of contingent earnout liabilities	(450)	—
Payments of debt issuance costs	(1,146)	—
Proceeds from borrowing from stockholder	—	10,000
Repayment of borrowing from stockholder	—	(4,345)
Payments of capital lease obligations	—	(14)
Net proceeds from issuance of common stock	—	101,645
Payment of equity issuance costs	—	(2,692)
Payment of preferred stock dividends	—	(27)
Net cash provided by financing activities	631,100	368,462

Change in cash and cash equivalents	15,644	9,508
Cash and cash equivalents at beginning of period	43,104	15,056
Cash and cash equivalents at end of period	$58,748	$24,564

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
September 30, 2014
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
The Company is a non-bank mortgage company focused on the U.S. residential mortgage market. The Company originates, finances and services residential mortgage loans. The Company’s integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a retail branch network, a direct to consumer call center and a network of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks and credit unions). The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), financial institution secondary market investors and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). The Company also provides warehouse financing through its NattyMac, LLC subsidiary to third party correspondent lenders. The Company’s principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities and warehouse lending business.
2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2013, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in its 2013 Annual Report on Form 10-K.

In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. In a declining interest rate environment, the Company's mortgage origination activities’ results of operations could be positively impacted by higher loan origination volumes and loan margins. In contrast, the Company's results of operations of its mortgage servicing activities could decline due to higher actual and projected loan prepayments related to its loan servicing portfolio. In a rising interest rate environment, the Company's mortgage origination activities' results of operations could be negatively impacted and its mortgage servicing activities’ results of operations to be positively impacted. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale. The Company manages these various risks through a variety of policies and procedures, such as the hedging of the loans held for sale and interest rate lock commitments using To Be Announced (“TBA”) securities, designed to quantify and mitigate the operational and financial risk to the Company to the extent possible. Specifically, the Company engages in hedging of interest rate risk of its mortgage loans held for sale and interest rate lock commitments with the use of TBA securities.

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

Significant Accounting Policies:
Sale of Mortgage Servicing Rights
The Company occasionally sells a certain portion of its MSRs. At the time of the sale, based on the structure of the arrangement, the Company typically records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The MSRs are sold in separate transactions from the sale of the underlying loans. These sales are assessed to determine if they qualify as a sale transaction. A transfer of servicing rights related to loans previously sold qualifies as a sale at the date on which title passes, if substantially all risks and rewards of ownership have irrevocably passed to the transferee and any protection provisions retained by the transferor are minor and can be reasonably estimated. In addition, if a sale is recognized and only minor protection provisions exist, a liability should be accrued for the estimated obligation associated with those provisions. As MSRs are not considered financial assets for accounting purposes, the accounting model used to determine if the transfer of an MSR asset qualifies as a sale is based on a risks and rewards approach. Upon completion of a sale, the Company would account for the transaction as a sale and derecognize the mortgage servicing rights from the Consolidated Balance Sheets.

Recent Accounting Developments:
ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" was issued in June 2014. This update addresses how entities commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Current US GAAP does not contain explicit guidance on how to account for those share-based payments. This update is intended to resolve the diverse accounting treatment of those awards in practice. The new guidance will be effective for the Company beginning on January 1, 2015. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.
ASU No. 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) -Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure" was issued in August 2014. This update requires certain government-guaranteed mortgage loans to be reclassified to a separate other receivable at the time of foreclosure. The new guidance will be effective for the Company beginning on January 1, 2015. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.
ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" was issued in August 2014. This update is intended to define management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosure. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

3. (Loss) Earnings Per Share

The following is a reconciliation of net (loss) income attributable to common stockholders and a table summarizing the basic and diluted (loss) earnings per share calculations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income:
Net (loss) income	$(1,679)	$1,683	$(9,295)	$20,533
Less: Preferred stock dividends	—	—	—	(27)
Net (loss) income attributable to common stockholders	$(1,679)	$1,683	$(9,295)	$20,506

Weighted average shares outstanding (in thousands):
Denominator for basic (loss) earnings per share – weighted average common shares outstanding	25,769	17,604	25,769	10,386
Effect of dilutive shares—employee and director stock options, restricted stock units, warrants and convertible preferred stock	—	—	—	4,080
Denominator for diluted (loss) earnings per share	25,769	17,604	25,769	14,466

(Loss) earnings per share:
Basic	$(0.07)	$0.10	$(0.36)	$1.97
Diluted	$(0.07)	$0.10	$(0.36)	$1.42

During the three and nine months ended September 30, 2014, weighted average shares of 1,779,729 and 1,837,783, respectively, were excluded from the denominator for diluted (loss) earnings per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive. During the three and nine months ended September 30, 2013, weighted average shares of 1,817,657 and 1,801,959, respectively, were excluded from the denominator for diluted earnings per share because the shares (which related to stock options and stock warrants) were anti-dilutive.

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

1 Legal and miscellaneous expenses classified as general and administrative expenses.

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $627 as of September 30, 2014. Goodwill recognized from the acquisition of Medallion primarily relates to the expected future growth of Medallion's business.
As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a contingent consideration, which payment is contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earnout"). If such goals are met by Medallion, the Company will pay the seller annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earnout is uncapped in amount. The fair value of the earnout was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earnout period, (ii) an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. The Company estimated the fair value of the earnout as of September 30, 2014 using the calibrated Monte-Carlo simulation and determined to decrease the estimate by $13 and $129, which is recorded within "General and administrative expense" on the Company's consolidated statement of operations, for the three and nine months ended September 30, 2014.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of September 30, 2014 and December 31, 2013:

September 30, 2014:			Fair Value
	Notional[1]	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,613,108	Derivative assets/liabilities	$13,544	$(186)
MBS forward trades	2,661,325	Derivative assets/liabilities	4,072	(6,592)
Total derivative financial instruments	$4,274,433		$17,616	$(6,778)

December 31, 2013:			Fair Value
	Notional[1]	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,190,119	Derivative assets/liabilities	$4,553	$(3,293)
MBS forward trades	2,074,560	Derivative assets/liabilities	15,120	(227)
Total derivative financial instruments	$3,264,679		$19,673	$(3,520)

1 Amounts include both our long and short positions.

The following summarizes the effect of the Company’s derivative financial instruments and related changes in estimated fair value of mortgage loans held for sale on its consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest rate lock commitments	$(8,558)	$30,521	$12,099	$4,612
MBS forward trades	14,760	(68,794)	(17,414)	(21,568)
Net derivative gains (losses)	6,202	(38,273)	(5,315)	(16,956)

(Losses) gains from changes in estimated fair value of mortgage loans held for sale[1]	(10,209)	22,199	16,532	5,606

	$(4,007)	$(16,074)	$11,217	$(11,350)

1 Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. (Losses) gains from changes in estimated fair values are included within “gains on mortgage loans held for sale, net” on the Company’s consolidated statements of operations.

The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to the over-the-counter derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate.

The Company has entered into agreements with derivative counterparties, which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of September 30, 2014 and December 31, 2013, counterparties held $1,050 and $730, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $5,728 and $2,790 at September 30, 2014 and December 31, 2013, respectively, to those counterparties. For the nine months ended September 30, 2014 and 2013, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Conventional [1]	$571,963	$409,863
Government insured [2]	496,275	267,497
Non-agency/Other	90,596	5,720
Total mortgage loans held for sale, at fair value	$1,158,834	$683,080

1 Conventional includes FNMA and FHLMC mortgage loans.
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of September 30, 2014, the Company had pledged $1,082,583 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $76,251 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2013, the Company had pledged $598,980 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $84,100 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of September 30, 2014 and December 31, 2013.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSR asset is capitalized, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities. The Company also purchases MSRs directly from third parties.

The Company’s total mortgage servicing portfolio as of September 30, 2014 and December 31, 2013 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	September 30, 2014	December 31, 2013
FNMA	$7,053,331	$7,254,178
GNMA: [1]
FHA	4,853,415	3,333,593
VA	2,121,854	796,708
USDA	812,902	377,142
FHLMC	2,790,163	161,889
Other Investors	35,352	—
Total mortgage servicing portfolio	$17,667,017	$11,923,510

MSRs balance	$227,795	$170,294

MSRs balance as a percentage of total mortgage servicing portfolio	1.29%	1.43%

1 GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans.

A summary of the changes in the balance of MSRs for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$217,493	$99,209	$170,294	$42,202
MSRs received as proceeds from loan sales	45,115	31,599	116,650	79,056
MSR sales	(22,044)	—	(22,044)	—
Purchased MSRs	126	—	1,811	—
Changes in valuation inputs and assumptions	(5,954)	4,279	(24,597)	17,797
Actual portfolio runoff (payoffs and principal amortization)	(6,941)	(2,180)	(14,319)	(6,148)
Balance at end of period	$227,795	$132,907	$227,795	$132,907

On July 17, 2014, the Company entered into a letter of intent ("LOI") to sell $1,977 in FNMA MSRs to an unrelated third party. On August 29, 2014, the Company completed the sale of the pool of FNMA MSRs. This pool of FNMA MSRs was somewhat geographically focused, had average mortgage interest rates that are less than current mortgage interest rates, and did not include any GNMA or FHLMC MSRs, which have a different valuation than FNMA MSRs. Thus, the characteristics of this pool do not represent the characteristics of the Company’s MSR portfolio as a whole. The Company will perform temporary sub-servicing activities with respect to the underlying loans through the established transfer date, targeted for the fourth quarter of 2014, for a fee, during which time the Company would also be entitled to certain other ancillary income amounts. The Company used the proceeds (a minor portion of which will be paid upon final transfer in the fourth quarter of 2014) to reinvest back into newly originated MSRs through its origination platform. There were various minor protection provisions for which an estimated $500 liability was accrued at the time of the transaction. This MSR sale transaction met the criteria for derecognition, allowing for the MSR asset to be derecognized and a gain to be recorded at the time of transfer. The gain of $1,158 was net of direct transaction expenses and estimated protection provisions.

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of September 30, 2014, the Company had pledged $222,750 in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. As of December 31, 2013, no mortgage servicing rights were pledged as collateral to the Company's secured borrowing arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of September 30, 2014 and December 31, 2013.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual servicing fees	$11,860	$5,813	$31,025	$13,982
Late fees	490	153	1,290	342
Loan servicing fees	$12,350	$5,966	$32,315	$14,324

Servicing fees as a percentage of average portfolio	0.29%	0.28%	0.28%	0.28%

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

The following describes the methods used in estimating the fair values of certain financial statement items:

Mortgage Loans Held for Sale: The Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants.

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

Mortgage Servicing Rights: The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains valuations from an independent third party on a monthly basis, to support the reasonableness of the fair value estimate generated by the internal model. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. In valuing the fair value of MSRs, the Company uses a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. The Company believes that the use of the forward yield curve better represents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$27,540	$—	$—	$27,540
Mortgage loans held for sale	—	1,158,834	—	1,158,834
Derivative assets (IRLCs)	—	13,544	—	13,544
Derivative assets (MBS forward trades)	—	4,072	—	4,072
MSRs	—	—	227,795	227,795
Total assets	$27,540	$1,176,450	$227,795	$1,431,785

Liabilities:
Derivative liabilities (IRLCs)	$—	$186	$—	$186
Derivative liabilities (MBS forward trades)	—	6,592	—	6,592
Contingent earn-out liability	1,330	—	2,397	3,727
Total liabilities	$1,330	$6,778	$2,397	$10,505

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18,541	$—	$—	$18,541
Mortgage loans held for sale	—	683,080	—	683,080
Derivative assets (IRLCs)	—	4,553	—	4,553
Derivative assets (MBS forward trades)	—	15,120	—	15,120
MSRs	—	—	170,294	170,294
Total assets	$18,541	$702,753	$170,294	$891,588

Liabilities:
Derivative liabilities (IRLCs)	$—	$3,293	$—	$3,293
Derivative liabilities (MBS forward trades)	—	227	—	227
Contingent earn-out liability	—	—	3,791	3,791
Total liabilities	$—	$3,520	$3,791	$7,311

Mortgage Loans Held for Sale
    The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$1,154,611	$1,140,172	$676,906	$653,938
90 or more days delinquent	4,223	5,223	6,174	7,630
Total	$1,158,834	$1,145,395	$683,080	$661,568
MSRs

A reconciliation of the beginning and ending balances of the Company’s MSRs measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$217,493	$99,209	$170,294	$42,202
Changes in valuation	(5,954)	4,279	(24,597)	17,797
Payoffs and principal amortization	(6,941)	(2,180)	(14,319)	(6,148)
Purchases	126	—	1,811	—
Sales	(22,044)	—	(22,044)	—
MSRs received as proceeds from mortgage loan sales	45,115	31,599	116,650	79,056
Settlements	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$227,795	$132,907	$227,795	$132,907

Changes in fair value recognized in net income during the period related to assets still held	$(5,954)	$4,279	$(24,597)	$17,797

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

A reconciliation of the beginning and ending balances of the Company’s contingent earn-out liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$4,184	$2,160	$3,791	$2,095
Changes in fair value recognized in earnings[1]	(75)	(57)	(217)	8
Purchases[2]	—	—	603	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(382)	—	(450)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(1,330)	—	(1,330)	—
Balance at end of period	$2,397	$2,103	$2,397	$2,103

1 Recognized in the consolidated statements of operations within “General and administrative expense”.
2 Represents the Company’s acquisition of Medallion during February 2014.

The Company estimated the fair value of its earn-outs as of September 30, 2014 using the same method as at acquisition date for each of its earn-out liabilities, except for the Crossline earnout as discussed below. For the three and nine months ended September 30, 2014, the Company adjusted its earn-out liability for NattyMac by an increase of $29 and a decrease of $8, respectively. For the three and nine months ended September 30, 2013, the Company revised its estimated fair value of the contingent earn-out liability related to the acquisition of NattyMac by increasing it $57 from its original acquisition-date fair value primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business. For the three and nine months ended September 30, 2014, as discussed in Note 4, “Business Combinations,” the Company decreased its estimate related to Medallion $13 and $129, respectively.
For the three and nine months ended September 30, 2014, the Company adjusted its earn-out liability for Crossline by a decrease of $90 and a decrease of $80, respectively. Transfers out of Level 3 relate to the Crossline earnout. Effective September 30, 2014, the Company amended the agreement governing the earnout provisions related to the acquisition of Crossline. As a result of the amendment, the remaining earnout amount to be paid to the original seller is no longer contingent. Given the earnout amount is fixed, quoted and considered representative of the fair value of the liability, the Crossline earnout was transferred into Level 1. Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the three and nine months ended September 30, 2013, there were no other transfers between levels.
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

Fair Value of Other Financial Instruments

As of September 30, 2014 and December 31, 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments.

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

The Company also sells non-agency residential mortgage loans to non-GSE third parties without retaining the servicing rights to such loans.

All loans are sold on a non-recourse basis; however, certain representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets.

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. As of September 30, 2014 and 2013, all repurchase agreements are accounted for by the Company as secured borrowings.

From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of September 30, 2014 and 2013, all participation arrangements were accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the nine months ended September 30, 2014 and 2013 relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended September 30,
	2014	2013
Proceeds from new loan sales [1]	$10,716	$5,984
Proceeds from loan servicing fees	$31,329	$14,017
Servicing advances	$1,015	$704
Repurchases and indemnifications of previously sold loans	$(13,521)	$(322)

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold, net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale as well as the cost to retain the servicing rights.

The following table sets forth information related to outstanding loans sold as of September 30, 2014 and December 31, 2013 for which the Company has continuing involvement:

	September 30, 2014	December 31, 2013
Total unpaid principal balance	$17,667,017	$11,923,510
Loans 30-89 days delinquent	$300,792	$167,293
Loans delinquent 90 or more days or in foreclosure [1]	$90,559	$32,269

1 Includes GNMA mortgage loans, which are government-insured, of $79,079 and $26,268, respectively, as of September 30, 2014 and December 31, 2013.

    The key weighted average assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	9.6%	7.8%
GNMA:
FHA	8.8%	7.7%
VA	8.1%	7.5%
USDA	9.4%	7.5%
FHLMC	9.5%	7.7%
Other Investors	9.2%	N/A
Cost of servicing (per loan)	$76	$74

The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs at initial recognition during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013
Discount rates	9.25% - 11.00%	9.25% - 11.00%	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	9.84% - 11.21%	7.73% - 8.14%	8.53% - 11.21%	6.39% - 8.56%
GNMA:
FHA	8.24% - 9.52%	7.06% - 7.78%	7.86% - 9.52%	6.23% - 7.78%
VA	7.79% - 8.46%	7.02% - 7.53%	7.60% - 8.46%	6.12% - 7.53%
USDA	7.92% - 8.97%	7.00% - 7.43%	7.65% - 8.97%	6.05% - 7.43%
FHLMC	9.14% - 9.73%	N/A	8.32% - 9.73%	N/A
Other Investors	8.72% - 9.41%	N/A	6.70% - 9.41%	N/A
Cost of servicing (per loan)	$74 - $76	$74 - $76	$74 - $76	$73 - $76

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

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for default rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
FNMA	4.01%	3.97%
GNMA:
FHA	6.46%	6.45%
VA	6.34%	6.37%
USDA	6.35%	6.41%
FHLMC	3.84%	3.82%
Other Investors	6.13%	N/A

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	% of Average Portfolio	December 31, 2013	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(10,829)	5%	$(8,706)	5%
Impact of discount rate + 2%	$(20,735)	9%	$(16,638)	10%
Impact of discount rate + 3%	$(29,823)	13%	$(23,889)	14%

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,373)	2%	$(3,558)	2%
Impact of prepayment speed * 110%	$(10,560)	5%	$(7,003)	4%
Impact of prepayment speed * 120%	$(20,410)	9%	$(13,570)	8%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,578)	1%	$(1,157)	1%
Impact of cost of servicing * 110%	$(3,156)	1%	$(2,314)	1%
Impact of cost of servicing * 120%	$(6,311)	3%	$(4,629)	3%

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

10. Debt

Short-term borrowings outstanding as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$481,866	4.36%	$342,393	4.27%
Mortgage repurchase borrowings	655,564	2.31%	223,113	2.51%
Warehouse lines of credit	1,934	4.25%	7,056	4.98%
Secured borrowings - mortgage servicing rights	72,192	5.72%	—	—%
Operating lines of credit	—	—%	6,499	4.07%
Total short-term borrowings	$1,211,556		$579,061

The Company maintains mortgage loan participation, repurchase and warehouse lines of credit arrangements (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans. As of September 30, 2014, the Company held mortgage funding arrangements with three separate financial institutions and a total maximum borrowing capacity of $1,820,280. Each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the particular MSRs being funded.

The following table summarizes the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of September 30, 2014:

Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$307,585	$600,000		Same as the underlying mortgage rates, less contractual service fee		July 2015
Merchants Bank of Indiana - Warehouse Line of Credit	1,934	2,000		Prime plus 1.00%		July 2015
Merchants Bank of Indiana - NattyMac Funding	174,281	294,280	[2]	LIBOR plus applicable margin	[6]	March 2015
Barclays Bank PLC	261,129	400,000		LIBOR plus applicable margin		December 2014
Barclays MSR Secured	50,192	—	[3]	LIBOR plus applicable margin		December 2014
Merchants MSR Secured	22,000	22,000	[4]	LIBOR plus applicable margin		July 2015
Bank of America, N.A.	394,435	500,000	[5]	LIBOR plus applicable margin		May 2015
Total	$1,211,556	$1,818,280

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $2,000.
2 The Company must invest at least 10% of the maximum borrowing capacity in the subordinate debt of Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana). At September 30, 2014, the Company had invested $29,428 in the subordinate debt of Merchants Bancorp.
3 Governed by the Barclays Bank PLC maximum borrowing capacity of $400,000, with a sub-limit of $100,000.
4 Based on GNMA MSRs pledged to Merchants Bank of Indiana
5 The Bank of America maximum borrowing includes $300,000 of mortgage repurchase and $200,000 of mortgage gestation repurchase facilities.
6 Plus additional interest that will be equal to 49% of the earnings of NMF as discussed below.

The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

As of September 30, 2014, the Company was in technical breach of profitability covenants with respect to the master repurchase and master participation agreements with Bank of America, which require positive, pre-tax net income on a rolling six month basis, as determined in accordance with GAAP.  The Company obtained a waiver of this breach and does not anticipate that it will have a material effect on its financial condition or its ability to utilize these funding sources from Bank of America going forward. Additionally, because the Company's financing agreements with Barclays and Merchants provide that any financial covenants in any of our other financing arrangements that are more stringent than those in their respective financing agreements are automatically incorporated therein, the Company obtained a waiver of the breach of the Bank of America covenants from Barclays and Merchants as well. The Company does not anticipate that it will have a material effect on its financial condition or its ability to utilize these funding sources from Barclays or Merchants going forward. In the November Bank of America amendment discussed below, the Company also revised the profitability covenant for the Bank of America financing, to be hereafter calculated as pre-tax income for the trailing six months, excluding the change in mortgage servicing rights valuation.

On August 29, 2014, the Company entered into a secured borrowing with a syndicate of banks led by Merchants Bank, secured by the Company’s GNMA mortgage servicing rights. The maximum borrowing capacity is $22,000, which may be expanded upon with the addition of additional banks to the syndicate. The borrowing matures on June 30, 2017 and carries an interest rate of one-month LIBOR plus 450 basis points. The amount of the borrowing will be measured on a quarterly basis to ensure that it is less than 50% of the value of the GNMA mortgage servicing rights collateralizing the secured borrowing. For the purpose of this test, the value of the GNMA mortgage servicing rights will be equal to the value of the related MSRs established by the Company on a quarterly basis.

On May 22, 2014, the Company entered into a loan and security agreement with Barclays Bank PLC ("Barclays") in which the Company established a $100,000 revolving credit facility secured by the Company's FNMA and FHLMC MSRs. The transaction was structured so that the $100,000 revolving credit facility with Barclays is a borrowing sub-limit within the Company's existing $300,000 master repurchase agreements with Barclays. As part of the transaction, the Company, together with Barclays, entered into separate acknowledgement agreements with FNMA and FHLMC in which, among other things, FNMA and FHLMC acknowledge the lien against the Company’s FNMA and FHLMC MSRs. On July 7, 2014, the Company amended its master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000 to $400,000, which was accounted for as a modification of a revolving debt arrangement. The master repurchase agreement, together with the loan and security agreement, mature on December 16, 2014.

On April 15, 2014, the Company entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby the Company agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit ("WLOCs") originated by the Company's wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by Stonegate. Additionally, Merchants Bancorp of Indiana ("Merchants") pledged 1,000 shares of NMF's common capital stock to the Company, for which the Company has the right to claim if Merchants were to default on any parameters set forth by the agreement. The amount of the subordinate debt funded by the Company is planned to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. On September 25, 2014, the Company expanded the maximum amount of its investment in the subordinate debt of Merchants Bancorp to $30,000. At September 30, 2014, the Company had invested $29,428 in the subordinate debt of Merchants Bancorp and is presented in the "Subordinated loan receivable" on the Company's consolidated balance sheets herein. In addition, the amount of residential and warehouse participations outstanding as of September 30, 2014 totaled $174,281 which was recorded for as secured borrowings and included in “Secured borrowings - mortgage loans” on the Company’s consolidated balance sheet herein.  The Company has concluded that on a consolidated basis it has a variable interest in NMF resulting from any potential interest it may earn from the 49% NMF earnings participation.  The Company has further concluded that it not considered the primary beneficiary of its variable interest in NMF based on the fact that  it does not have the power to direct the activities of NMF that most significantly impact NMF’s economic performance.  NMF has the final authority over its operating policies.  If at any time in the future the Company claims the right to the common capital stock of NMF in a default scenario as described above, the primary beneficiary conclusion may change.  The Company believes that its maximum exposure to loss as a result of this arrangement is the $29,428 in subordinated loan receivable as of September 30, 2014.

On March 31, 2014, the Company amended its master participation agreement with Merchants to increase the aggregate maximum borrowing capacity from $400,000 to $600,000 through May 31, 2014. Through a series of further amendments, the Company's current master participation agreement with Merchants has an aggregate maximum borrowing capacity of $600,000 and a maturity date of July 31, 2015.

On March 31, 2014, the Company entered into two changes to its facilities with Merchants: a) amended its mortgage warehouse and security agreement with Merchants to decrease the maximum borrowing capacity under the line of credit with Merchants from $2,000 to $1,000 and b) amended its operating line of credit agreement with Merchants to increase the maximum borrowing capacity from $7,200 to $11,000 through April 30, 2014. The maximum borrowing capacity reverted back to $7,200 on May 1, 2014 until June 25, 2014. On June 25, 2014, the warehouse and security and operating line of credit agreements were amended further to extend their maturity date from June 30, 2014 to July 31, 2014 and the maximum borrowing capacity of the operating line of credit agreement was increased to $13,400 instead of reverting back to $7,200 per the March 31, 2014 amendment. On July 31, 2014, the Company further amended these facilities with Merchants to extend their maturity dates to July 31, 2015. Additionally, the maximum borrowing capacity under the line of credit in its warehouse and security agreement with Merchants was increased from $1,000 to $2,000. In conjunction with the secured borrowing backed by the Company's GNMA mortgage servicing rights discussed above, the maximum borrowing capacity was decreased from $2,000 to $1,000. On September 9, 2014 this was increased to $2,000. On October 23, 2014, the Company amended its GNMA MSR financing agreement with Merchants Bank to increase the amount of the borrowing from $22,000 to $27,000.

On March 25, 2014, the Company amended its master repurchase agreement with Bank of America, N.A. ("Bank of America") to increase the aggregate outstanding purchase price under the agreement from $200,000 to $250,000 and extend the termination date to April 30, 2014. On April 30, 2014, the master repurchase agreement with Bank of America was amended further to extend the maturity date to May 31, 2014. On May 12, 2014, the master repurchase agreement with Bank of America was increased to $300,000 and renewed until its maturity date of May 11, 2015 and the master participation agreement of $100,000 was renewed until its maturity date of May 11, 2015. On September 26, 2014, the master participation agreement of $100,000 was expanded to $200,000. On November 4, 2014, the Company amended its mortgage repurchase financing with Bank of America to expand the amount available under the line from $300,000 to $400,000.

11. Reserve for Mortgage Repurchases and Indemnifications

Representations and warranties are provided to investors and insurers on loans sold and are also assumed on purchased mortgage loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase the mortgage loan or indemnify the investor against loss. In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party originator. Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned.

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$4,787	$2,844	$3,709	$1,917
Provision for mortgage repurchases and indemnifications - new loan sales	742	414	1,775	2,414
Provision for mortgage repurchases and indemnifications - change in estimate[1]	801	(56)	1,706	(1,084)
Losses on repurchases and indemnifications	(889)	—	(1,749)	(45)
Balance at end of period	$5,441	$3,202	$5,441	$3,202

1 Accounts for change in estimate made subsequent to the initial reserve for new loan sales being made. Amount is presented on the Consolidated Statements of Income.

Because of the inherent uncertainties involved in the various estimates and assumptions used by the Company in determining the mortgage repurchase and indemnifications liability, there is a reasonable possibility that future losses may be in excess of the recorded liability. In assessing the adequacy of the reserve, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, delinquency trends in the portfolio of sold loans and economic trends and conditions in the industry. The Company considers the liability to be appropriate at each balance sheet date.

12. Related Party Transactions

Through May 15, 2013, the Company had an agreement with a stockholder to pay an annual management fee for consulting and advisory services and strategic planning. The agreement was terminated on May 15, 2013 in conjunction with the Company’s private offering of common stock. The total management fees amounted to $125 and $508, respectively, for the three and nine months ended September 30, 2013, and are included in "General and administrative expense" on the Company's consolidated statements of operations.

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

During both the three and nine months ended September 30, 2013, the Company forgave a note receivable from its Chief Executive Officer ("CEO") in the amount of $214, which was considered taxable income to the CEO and compensation expense to the Company.

13. Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Committee ("ASC") 740-270 "Income Taxes". Generally ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, but temporary differences are not. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. Due to the volatility of the Mortgage Servicing Rights valuations, and the impact it has on making a reliable estimate of the annual effective tax rate at quarter end, Stonegate elected to use the actual effective tax rate for the year-to-date tax provision calculation for the third quarter ended September 30, 2014.

The following is a reconciliation of the expected statutory federal corporate income tax expense to the income tax expense recorded on the Company's consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Statutory federal income tax expense (benefit)	$576	35.0%	$889	35.0%	$(3,780)	35.0%	$11,625	35.0%
State income tax expense (benefit), net of federal tax expense (benefit)	69	4.2%	48	1.9%	(449)	4.2%	597	1.9%
Non-deductible expenses	(28)	(1.7)%	15	0.6%	187	(1.7)%	199	0.6%
Provision to return adjustments	659	40.0%	—	—%	659	(6.1)%	—	—%
Adjustment to state net deferred tax liabilities	1,889	114.4%	—	—%	1,889	(17.4)%	—	—%
YTD impact of change in effective tax rate	170	10.2%	(135)	(5.1)%	—	—%	76	0.3%
Other	(10)	(0.1)%	(10)	—%	(10)	(0.1)%	(10)	—%
Total income tax expense (benefit)	$3,325	202.0%	$807	32.4%	$(1,504)	13.9%	$12,487	37.8%

During the three months ended September 30, 2014 and 2013, the Company recognized an income tax expense of $3,325 compared to an income tax expense of $807, which represented effective tax rates of 202.0% and 32.4%, respectively. The increase in income tax expense is primarily due to an adjustment to state net deferred tax liabilities based on an increased state effective tax rate and provision to tax return adjustments, both of which were recorded as discrete items in the current quarter. The increase in the state effective tax rate was due primarily to business shifts into states with higher tax rates during the current year. Excluding the provision to tax return adjustments and the adjustment to state net deferred tax liabilities, the normalized effective tax rate for the three months ended September 30, 2014 is 47.6%. During the nine months ended September 30, 2014 and 2013, the Company recognized an income tax benefit of $1,504 and an income tax expense of $12,487, respectively, which represented effective tax rates of 13.9% and 37.8%, respectively. Excluding the provision to tax return adjustments and the adjustment to state net deferred tax liabilities, the normalized effective tax rate for the nine months ended September 30, 2014 is 37.4%.

As of September 30, 2014, the Company had federal and state net operating loss carryforwards of $88,335 and $67,504, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2027 through 2033. Management has determined that it is more likely than not that these net operating loss carryforwards will be utilized prior to their expiration.  Accordingly, no valuation allowance has been established at September 30, 2014.

14. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2014 and December 31, 2013 approximated $1,613,108 and $1,190,119, respectively. The commitments are recognized in the balance sheet within “Derivatives".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of September 30, 2014, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows.

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

Use of Capital and Common Stock Repurchases

The Company paid total cash dividends of $0 and $27 to its convertible preferred stockholders during the three and nine months ended September 30, 2013, respectively. The Company had no preferred stockholders during the three and nine months ended September 30, 2014. The Company does not expect to pay dividends on its common stock for the foreseeable future. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Company’s Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Common stock repurchases are discretionary as the Company is under no obligation to repurchases shares. The Company may repurchase shares when it believes it is a prudent use of capital. There were no repurchases of common stock during the nine months ended September 30, 2014 or 2013.

16. Stock-Based Compensation

Stock Options

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,539,880	$17.08
Granted	31,312	$14.04
Exercised	—	N/A
Forfeited or expired	(94,208)	$18.00
Outstanding at September 30, 2014	1,476,984	$16.95	8.6	$915
Exercisable at September 30, 2014	331,828	$14.78	8.4	$687

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Fair value of underlying common stock	$14.04	$18.00
Volatility	41.30%	40.00%
Dividend yield	—%	—%
Risk-free interest rate	2.01%	1.08%
Expected term (years)	6.25	6.22

The weighted average grant-date fair values per share of the stock options granted during the nine months ended September 30, 2014 and 2013 were $6.07 and $7.25, respectively. For a more detailed discussion of the Company's stock-based compensation plan's fair value methodology, refer to Note 18, “Stock-Based Compensation,” to its audited consolidated financial statements as of and for the year ended December 31, 2013, included in its 2013 Annual Report on Form 10-K.

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the nine months ended September 30, 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	49,634	$17.04
Granted	10,448	$13.65
Vested	—	N/A
Forfeited	(14,423)	$(17.04)
Nonvested at September 30, 2014	45,659	$16.26

17. Segment Information

Since the date of the Company’s IPO, the Company has continued its development of internal management reporting. Such development has resulted in changes in the information that is provided to the Company’s chief operating decision maker. Accordingly, during the quarter ended September 30, 2014, management re-evaluated this information in relation to its definition of its operating segments.

As a result of this new information provided to the chief operating decision maker, management has concluded that its Mortgage Banking operations should be disclosed as three segments: Originations, Servicing and Financing. Prior period segment disclosures have been restated to conform segment disclosures for the three and nine months ended September 30, 2013 to those for the three and nine months ended September 30, 2014.

The Originations segment primarily originates and sells residential mortgage loans, which conform to the underwriting guidelines of the GSEs and government agencies and non-agency whole loan investors. The Servicing segment includes loan administration, collection and default activities, including the collection and remittance of loan payments, responding to customer inquiries, collection of principal and interest payments, holding custodial funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures on the Company’s property dispositions. The Financing segment includes warehouse-lending activities to correspondent customers by the Company’s NattyMac subsidiary, which commenced operations in July 2013.

The Company's segments are based upon its organizational structure, which focuses primarily on the services performed. The accounting policies of each reportable segment are the same as those of the Company. Certain consolidated back-office operations, such as risk and compliance, human resources, information technology, business processes and marketing, are allocated to each individual segment. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel.

Financial highlights by segment are as follows:

	Total Assets
	September 30, 2014	December 31, 2013
Originations	$1,277,327	$743,365
Servicing	237,136	176,023
Financing	94,216	17,749
Other[1]	66,866	52,752
Total	$1,675,545	$989,889

1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$44,031	$—	$—	$—	$44,031
Gain on sale of mortgage servicing rights	—	1,158	—	—	1,158
Changes in mortgage servicing rights valuation	—	(5,954)	—	—	(5,954)
Payoffs and principal amortization of mortgage servicing rights	—	(6,941)	—	—	(6,941)
Loan origination and other loan fees	7,696	—	72	(16)	7,752
Loan servicing fees	—	12,350	—	—	12,350
Interest income	9,890	—	759	9	10,658
Total revenues	61,617	613	831	(7)	63,054

Expenses
Salaries, commissions and benefits	29,141	1,685	465	6,353	37,644
General and administrative	3,499	344	179	5,022	9,044
Interest expense	6,711	369	—	904	7,984
Occupancy, equipment and communication	2,891	528	53	1,068	4,540
Provision for mortgage repurchases and indemnifications	801	—	—	—	801
Depreciation and amortization	506	32	13	844	1,395
Corporate allocations	6,498	830	193	(7,521)	—
Total expenses	50,047	3,788	903	6,670	61,408
Income (loss) before taxes	$11,570	$(3,175)	$(72)	$(6,677)	$1,646

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

	Three Months Ended September 30, 2013
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$12,802	$—	$—	$—	$12,802
Changes in mortgage servicing rights valuation	—	4,279	—	—	4,279
Payoffs and principal amortization of mortgage servicing rights	—	(2,180)	—	—	(2,180)
Loan origination and other loan fees	5,637	—	3	—	5,640
Loan servicing fees	—	5,966	—	—	5,966
Interest income	5,315	—	8	36	5,359
Total revenues	23,754	8,065	11	36	31,866

Expenses
Salaries, commissions and benefits	12,121	775	—	3,581	16,477
General and administrative	2,262	217	4	3,592	6,075
Interest expense	3,237	24	—	36	3,297
Occupancy, equipment and communication	973	144	—	1,863	2,980
Provision for mortgage repurchases and indemnifications	56	—	—	—	56
Depreciation and amortization	90	—	—	376	466
Loss on disposal of property and equipment	12	—	—	13	25
Corporate allocations	5,063	674	—	(5,737)	—
Total expenses	23,814	1,834	4	3,724	29,376
Income (loss) before taxes	$(60)	$6,231	$7	$(3,688)	$2,490

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

	Nine Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$119,289	$—	$—	$14	$119,303
Gain on sale of mortgage servicing rights	—	1,158	—	—	1,158
Changes in mortgage servicing rights valuation	—	(24,597)	—	—	(24,597)
Payoffs and principal amortization of mortgage servicing rights	—	(14,319)	—	—	(14,319)
Loan origination and other loan fees	19,325	—	303	(68)	19,560
Loan servicing fees	—	32,315	—	—	32,315
Interest income	24,398	—	1,575	(321)	25,652
Total revenues	163,012	(5,443)	1,878	(375)	159,072

Expenses
Salaries, commissions and benefits	82,733	4,265	1,253	17,955	106,206
General and administrative	9,695	1,025	452	15,297	26,469
Interest expense	16,841	623	—	689	18,153
Occupancy, equipment and communication	7,879	1,333	150	4,082	13,444
Provision for mortgage repurchases and indemnifications	1,706	—	—	—	1,706
Depreciation and amortization	1,148	43	16	2,464	3,671
Loss on disposal of property and equipment		—	—	222	222
Corporate allocations	18,951	2,402	541	(21,894)	—
Total expenses	138,953	9,691	2,412	18,815	169,871
Income (loss) before taxes	$24,059	$(15,134)	$(534)	$(19,190)	$(10,799)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

	Nine Months Ended September 30, 2013
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$61,381	$—	$—	$—	$61,381
Changes in mortgage servicing rights valuation	—	17,797	—	—	17,797
Payoffs and principal amortization of mortgage servicing rights	—	(6,148)	—	—	(6,148)
Loan origination and other loan fees	15,635	—	3	—	15,638
Loan servicing fees	—	14,324	—	—	14,324
Interest income	11,049	—	8	49	11,106
Total revenues	88,065	25,973	11	49	114,098

Expenses
Salaries, commissions and benefits	33,249	1,768	—	13,587	48,604
General and administrative	3,258	607	4	9,042	12,911
Interest expense	9,001	245	—	1,726	10,972
Occupancy, equipment and communication	2,441	370	—	3,292	6,103
Provision for mortgage repurchases and indemnifications	1,084	—	—	—	1,084
Depreciation and amortization	270	—	—	1,109	1,379
Loss on disposal of property and equipment	12	—	—	13	25
Corporate allocations	9,083	948	—	(10,031)	—
Total expenses	58,398	3,938	4	18,738	81,078
Income (loss) before taxes	$29,667	$22,035	7	$(18,689)	$33,020

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

18. Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$17,376	$9,368
Cash paid for taxes	$66	$65
Non-cash financing activities:
Settlement of employee's incentive compensation with shares of common stock	$—	$438
Conversion of preferred stock to common stock	$—	$33,000
Repayment of term loan with shares of common stock	$—	$5,655

In addition to the activities presented above, during the nine months ended September 30, 2014, the Company sold a portion of its investment in shares of preferred stock of a closely held entity for $200, of which all of the proceeds from such sale were applied against the Company's outstanding balance on its operating line of credit with the same entity.

19. Subsequent Events

On October 31, 2014, the Company completed the sale of another loan pool, in the amount of $1.863 of UPB in FNMA MSRs, to an unrelated third party. As with the pool of loans sold during the third quarter, the characteristics of this loan pool do not represent the characteristics of the Company’s MSR portfolio as a whole. This pool has no GNMA or FHLMC MSRs, has average mortgage interest rates that are less than current mortgage interest rates, and has a different geographic make up than the Company’s overall portfolio. The Company will perform temporary sub-servicing activities with respect to the underlying loans through the established transfer date in the fourth quarter of 2014, for a fee, during which time the Company will also be entitled to certain other ancillary income amounts. As with the prior sale, the Company will use the proceeds to reinvest back into newly originated MSRs through its origination platform.

On October 23, 2014, the Company amended its GNMA MSR financing agreement with Merchants Bank to increase the amount of the borrowing from $22,000 to $27,000.

On November 4, 2014, the Company amended its mortgage repurchase financing with Bank of America to expand the amount available under the line from $300,000 to $400,000. In this amendment, the Company also revised the profitability covenant, to be hereafter calculated as pre-tax income for the trailing six months, excluding the change in mortgage servicing rights valuation.

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

Overview
We are a non-bank mortgage company focused on the U.S. residential mortgage market. We originate, finance and service residential mortgage loans. We predominantly sell mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). We also sell mortgage loans to other third-party investors in the secondary market and provide short-term financing to other residential mortgage loan originators. Our principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities. We operate in three segments: Originations, Servicing and Financing. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business.
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

Recent Industry Trends and Our Outlook

The U.S. residential mortgage industry has experienced mixed trends in loan applications in recent months, with purchase-mortgage demand declining since May 2014. Industry-wide mortgage loan originations have also declined since last year as higher interest rates have made the refinancing of mortgage loans less attractive for borrowers. Increasing interest rates can have a direct impact on the operating results of companies in the mortgage industry, including on our operating results.  An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination and loan lock volumes;

•	a shift from loan refinancing volume to purchase loan volume;

•	a reduction of gains from mortgage loan sales;

•	short-term contraction of the gain on sale margin of mortgage loans including negative fair market value adjustments on locked loans and loans held for sale;

•	an increase in net interest income from financing (assuming a steeper forward yield curve); and

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations.

Mortgage applications have increased in the month of October, driven primarily by refinance activity.  The prevailing 30-year fixed mortgage rates are hovering around 3.9% - 4.0%, which appears to be an attractive level for refinance activity.  Purchase applications, on the other hand, have continued to decline in the month of October.

Performance Summary and Outlook

•	Mortgage loan originations of $3,537,221 for the three months ended September 30, 2014, an increase of 51% compared to the three months ended September 30, 2013.

•	Mortgage loan originations of $9,265,932 for the nine months ended September 30, 2014, an increase of 46% compared to the nine months ended September 30, 2013.

•	Mortgage servicing portfolio ("UPB") of $17,667,017 as of September 30, 2014, an increase of 48% compared to the December 31, 2013 mortgage servicing portfolio of $11,923,510.

•
Gain on sale revenue of $44,031, or 124 bps of origination volume for the three months ended September 30, 2014, an increase of 69 bps, or 125%, compared to 55 bps for the three months ended September 30, 2013.

•
Gain on sale revenue of $119,303, or 129 bps of origination volume for the nine months ended September 30, 2014, an increase of 33 bps, or 34%, compared to 96 bps for the nine months ended September 30, 2013.

•
Total expenses related to our Originations segment of 141 bps of origination volume for the three months ended September 30, 2014, an increase of 39 bps or 38% compared to the three months ended September 30, 2013.

•
Total expenses related to our Originations segment of of 150 bps of origination volume for the nine months ended September 30, 2014, an increase of 58 bps or 63% compared to the nine months ended September 30, 2013.

•	Total expenses related to our Servicing segment remained flat at 2 bps of our average servicing portfolio for the three months ended September 30, 2014 and the three months ended September 30, 2013.

•	Total expenses related to our Servicing segment remained flat at 6 bps of our average servicing portfolio for the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

We expect to continue to expand our origination platform with the growth coming primarily from our retail, wholesale and prior approved correspondent channels. We also expect to see a continued increase in our non-agency mortgage loan originations, which we believe will create a strategic benefit as this segment of the marketplace continues to develop. Accordingly, we expect we will expand our settlements of non-agency loans through sales to the whole loan market or private label securitizations to third party investors at a future date.

We expect our total revenues will continue to grow due to 1) increased mortgage loan originations, due in part to being licensed in an increased number of states, 2) increased retail originations which produce higher revenue contribution, 3) increased number of loans in our servicing portfolio and 4) increased production of Government insured and non-agency originations. Currently we are licensed in 47 states and the District of Columbia, and expect to be licensed in New York, which makes up approximately 3-4% of the total U.S. residential mortgage market, in the near future, which we expect will have a positive impact on our origination growth. As of September 30, 2013, we were licensed in 39 states and the District of Columbia. Our expectations may be impacted by state regulations, market conditions or macro-economic events that could materially impact our actual results as discussed in our Risk Factors.

With the expected growth in our originations, we expect to see an increase in total expenses. This increase will primarily be driven by variable costs while the fixed costs component stabilizes as we leverage the fixed cost infrastructure in which we have invested in previous quarters. To the extent that we continue to see our originations grow through our expansion strategies, we expect to see a decrease in total expenses when calculated as a percentage of origination volume. We also expect expenses to increase as we expand our retail channel, but expect this increase will be offset by a higher gain on sale.
Non-GAAP Financial Measures
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net income and adjusted diluted EPS as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted diluted EPS exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on our MSRs, stock-based compensation expenses, other non-routine costs and acquisition related costs. Other non-routine costs consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production during the first quarter of 2014. Other non-routine costs from the 2013 periods related to our equity offerings in the second and fourth quarters of that year. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for (loss) income before income taxes, net (loss) income or diluted (LPS) EPS prepared in accordance with GAAP.

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
The table below reconciles net income to adjusted net income and diluted (LPS) EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change
	2014	2013	$	%
Net (loss) income	$(1,679)	$1,683	$(3,362)	(200)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	5,954	(4,279)	10,233	349%
Stock-based compensation expense	783	829	(46)	(6)%
Other non-routine expenses [1]	—	826	(826)	(100)%
Tax effect of adjustments	(936)	992	(1,928)	(194)%
Adjusted net income	$4,122	$51	$4,071	7,982%

Diluted (LPS) EPS	$(0.07)	$0.10	$(0.17)	(170)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.23	(0.24)	0.47	196%
Stock-based compensation expense	0.03	0.05	(0.02)	(40)%
Other non-routine expenses	—	0.05	(0.05)	(100)%
Tax effect of adjustments	(0.04)	0.06	(0.10)	(167)%
Adjusted diluted EPS	$0.15	$0.02	$0.13	650%
1 Consists primarily of costs related to preparing for our equity offering that occurred early in the fourth quarter of 2013.
Adjusted net income increased $4,071 during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily attributable to increased gains on mortgage loans held for sale, net from increased origination volume offset by higher operating expenses associated with the increased volume and headcount. This result is in line with our strategy of expanding our geographic retail lending footprint. Adjusted diluted EPS increased $0.13 during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to the previously discussed increase in adjusted net income, offset by the dilution associated with higher weighted average shares outstanding as result of our equity offerings that occurred during the second and fourth quarters of 2013.
The table below reconciles net (loss) income to adjusted net income and diluted (LPS) EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Net (loss) income	$(9,295)	$20,533	$(29,828)	(145)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	24,597	(17,797)	42,394	238%
Stock-based compensation expense	2,555	1,742	813	47%
Other non-routine expenses [1]	9,593	3,726	5,867	157%
Acquisition related expenses	49	—	49	N/A
Tax effect of adjustments	(5,114)	4,661	(9,775)	(210)%
Adjusted net income	$22,385	$12,865	$9,520	74%

Diluted (LPS) EPS	$(0.36)	$1.42	$(1.78)	(125)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.95	(1.23)	2.18	177%
Stock-based compensation expense	0.10	0.12	(0.02)	N/A
Other non-routine expenses	0.37	0.26	0.11	N/A
Acquisition related expenses	—	—	—	N/A
Tax effect of adjustments	(0.20)	0.32	(0.52)	(163)%
Adjusted diluted EPS	$0.86	$0.89	$(0.03)	(3)%
1 For the nine months ended September 30, 2014, amount consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production. For the nine months ended September 30, 2013, amount consists primarily of costs related to our equity offerings that occurred in the second and fourth quarters of 2013.

Adjusted net income increased $9,520, or 74%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily attributable to increased gains on mortgage loans held for sale, net from increased origination volume partially offset by higher operating expenses associated with the increased volume and headcount. This result is in line with our strategy of expanding our geographic retail lending footprint. Adjusted diluted EPS decreased $0.03, or 3%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to the dilution associated with higher weighted average shares outstanding as result of our equity offerings that occurred during the second and fourth quarters of 2013, partially offset by the previously discussed increase in adjusted net income.
Recent Developments and Significant Transactions

A component of our overall strategy continues to be growth through geographic expansion. We continue to unlock remaining markets through licensing in those states and maturation within in the new markets consistent with our historical experience.

In line with our strategy of growth by geographic expansion, on February 4, 2014, we completed our acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion services customers with an extensive portfolio of residential real estate loan programs and has 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, we agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees. Total consideration for Medallion, which, along with working capital for the business, has or will be funded out of our existing cash resources, was $861, which includes cash consideration of $258 and contingent consideration based primarily on future origination volume estimated to be $603 at the acquisition date. The Company estimated the fair value of the earnout as of September 30, 2014 and determined to decrease the estimate by $13 and $129 for the three and nine months ended September 30, 2014. For additional information regarding this transaction, refer to Note 4 "Business Combinations," to our unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

We operate a diversified originations business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  We believe the retail channel offers us a more cost effective method of generating MSRs, driving our strategic focus on growing that channel's origination volume.

To increase our direct to consumer retail origination volume, on October 1, 2014, we announced the formation of a new division called Stonegate Direct, which will provide consumers across the United States with direct access to mortgage advisors to facilitate 24 hour, seven days a week, access to our mortgage products and services. The creation of this new division greatly enhances and simplifies the customer experience and home loan application process for qualified customers by providing quick, secure online access for homebuyers and those looking to refinance. Stonegate Direct is being formed through the integration of the call center operations of Crossline Capital, which was acquired in December 2013. The creation of this new division is part of our initiative to deliver a superior mortgage product, outstanding pricing and exceptional customer service that are our points of distinction from competitors in the marketplace.

We also expect to see a continued increase in our non-agency mortgage loan originations, which provide innovative products that meet borrowers' demands and investors' return thresholds. Accordingly, we expect we will expand our settlements of non-agency loans through sales to the whole loan market or private label securitizations to third party investors at a future date. Additionally, our warehouse financing platform provides access to efficient sources of capital which strengthens relationships with small to mid-size correspondents and results in additional origination volume.

Our MSR assets are created through our originations channels. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. We successfully executed on this strategy by selling nearly $4 billion of MSR assets to a financial institutions during the 3rd and 4th quarters of 2014, freeing up capital to reinvest in originations, which has higher return potential. The specifics of these transactions are included below.

On August 29, 2014, we completed the sale of $1,977 of UPB in FNMA MSRs to an unrelated third party. This pool of FNMA MSRs was somewhat geographically focused in the Southeastern United States, had average mortgage interest rates that are less than current mortgage interest rates and did not include any GNMA or FHLMC MSRs, which have a different valuation than FNMA MSRs. Thus, the characteristics of this pool do not represent the characteristics of our MSR portfolio as a whole. We will sub-service the loans temporarily through the established transfer date, targeted for the fourth quarter of 2014, for a fee, during which time we would also be entitled to certain other ancillary income amounts.

On October 31, 2014, the Company completed the sale of another pool of MSRs, in the amount of $1.863 of UPB in FNMA MSRs, to an unrelated third party. As with the pool of loans sold during the third quarter, the characteristics of this loan pool do not represent the characteristics of our MSR portfolio as a whole. This pool has no GNMA or FHLMC MSRs, has average mortgage interest rates that are less than current mortgage interest rates, and has a different geographic make up than our overall portfolio. We will perform temporary sub-servicing activities with respect to the underlying loans through the established transfer date in the fourth quarter of 2014, for a fee, during which time the Company will also be entitled to certain other ancillary income amounts. The Company expects to book a small gain on sale in connection with the sale of this pool of FNMA MSRs. As with the prior sale, the Company will use the proceeds to reinvest back into newly originated MSRs through its origination platform.

We plan (and have begun) to re-deploy the proceeds from these sales back into our originations platform to create newly originated MSRs with the intent of lowering our cost basis in the asset and improving returns.

Additionally, we have entered into MSR financing facilities which allow us to leverage the MSR assets we hold, freeing up equity previously held against these assets. We continue to enter into strategic financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. The following transactions occurred throughout 2014:

•
On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that will invest in participation interests in warehouse lines of credit ("WLOCs") originated by our wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by us. The amount of the subordinate debt funded by us will be sized to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. On September 25, 2014, we expanded the maximum amount of its investment in the subordinate debt of Merchants Bancorp to $30,000.

•
On May 22, 2014, we amended our master repurchase agreement with Barclays Bank PLC ("Barclays") to allow us to pledge MSRs to Barclays, in addition to the original mortgage loans allowed in an amount for MSRs up to $100,000, under the existing aggregate overall borrowing capacity of $300,000. On July 7, 2014, we amended our master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000 to $400,000.

•
On July 31, 2014, we amended our master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2015.

•
On August 29, 2014, we entered into a secured borrowing by a syndicate of banks led by Merchants Bank, backed by our GNMA mortgage servicing rights. The maximum borrowing capacity is $22,000, which may be expanded upon the addition of additional banks to the syndicate. The borrowing matures on June 30, 2017 and carries an interest rate of one-month Libor plus 450 basis points. The amount of the borrowing is to be measured on a quarterly basis to ensure that it does not exceed 50% of the value of the GNMA mortgage servicing rights backing the borrowing. For the purpose of this test, the value of the GNMA mortgage servicing rights will be equal to the value of the related MSRs established by us on a quarterly basis.

•	On October 23, 2014, the Company amended its GNMA MSR financing agreement with Merchants Bank to increase the amount of the borrowing from $22,000 to $27,000.

•
On November 4, 2014, the Company amended its Mortgage Repo financing with Bank of America to expand the amount available under the line from $300,000 to $400,000. In this amendment, the Company also changed the calculation of the profitability covenant for the Bank of America financing so that the covenant is hereafter calculated as pre-tax, 6 month rolling profitability without regard to the write ups and write downs in the valuation of the Company's MSRs.

Other Factors Influencing Our Results
Changing Interest Rate Environment. Generally, when interest rates rise, the value of mortgage loans and interest rate lock commitments decrease while the value of hedging instruments related to such loans and commitments increases. An increase in prevailing interest rates could adversely affect our loan origination volume and potentially have an indirect impact on gain on sale. When interest rates fall, the value of mortgage loans and interest rate lock commitments increases and the value of hedging instruments related to such loans and commitments decrease. Decreasing interest rates also precipitate increased loan refinancing activity by borrowers seeking to benefit from lower mortgage interest rates.
Prepayment Speeds. A significant driver of our business is prepayment speed, which is the measurement of how quickly unpaid principal balance on mortgage loans is reduced by borrower payments and payoffs. Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of loan, conditions in the housing and financial markets, competition and other factors, none of which can be predicted with any certainty. Prepayment speed impacts future servicing fees, value of MSRs, float income, interest expense on advances and interest expense. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn servicing income but reduce the demand for new mortgage loans. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the value of MSRs and shortening the period over which we earn servicing income but increasing the demand for new mortgage loans. To minimize the impact of prepayments on our servicing portfolio we have a retention unit in our retail channel that is notified when a customer requests a payoff of their loan or lists their home for sale. This is generally a signal that the customer may be looking to refinance their loan or purchase a new home at which time, we can attempt to recapture (retain) that customer with a loan product originated and serviced by us.
Risk Management Effectiveness—Credit Risk. We are subject to the risk of potential credit losses on all of the residential mortgage loans that we hold for sale or investment, as well as for losses incurred by investors in mortgage loans that we sell to them as a result of breaches of representations and warranties we make as part of the loan sales. The representations and warranties require adherence to investor or guarantor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The level of mortgage loan repurchase and indemnification losses is dependent on economic factors, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans.
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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Our consolidated results of operations for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Gains on mortgage loans held for sale, net	$44,031	$12,802	$31,229	244%
Gain on sale of mortgage servicing rights	1,158	—	1,158	100%
Changes in mortgage servicing rights valuation	(5,954)	4,279	(10,233)	(239)%
Payoffs and principal amortization of mortgage servicing rights	(6,941)	(2,180)	(4,761)	218%
Loan origination and other loan fees	7,752	5,640	2,112	37%
Loan servicing fees	12,350	5,966	6,384	107%
Interest income	10,658	5,359	5,299	99%
Total revenues	63,054	31,866	31,188	98%

Salaries, commissions and benefits	37,644	16,477	21,167	128%
General and administrative	9,044	6,075	2,969	49%
Interest expense	7,984	3,297	4,687	142%
Occupancy, equipment and communications	4,540	2,980	1,560	52%
Provision for mortgage repurchases and indemnifications - change in estimate	801	56	745	1,330%
Depreciation and amortization expense	1,395	466	929	199%
Loss on disposal of property and equipment	—	25	(25)	(100)%
Total expenses	61,408	29,376	32,032	109%

Income before income taxes	1,646	2,490	(844)	(34)%
Income tax expense	3,325	807	2,518	312%
Net income	$(1,679)	$1,683	$(3,362)	(200)%

Weighted average diluted shares outstanding (in thousands)	25,769	17,604	8,165	46%

Diluted EPS	$(0.07)	$0.10	$(0.17)	(170)%

Revenues
During the three months ended September 30, 2014, total revenues increased $31,188, or 98%, as compared to the three months ended September 30, 2013. The increase in revenues resulted from increases in gains on mortgage loans held for sale, net, gain on sale of mortgage servicing rights, interest income, loan servicing fees, loan origination and other loan fees, partially offset by a decrease in the fair value of our MSRs and an increase in loan payoffs.
Our gains on mortgage loans held for sale, net during the three months ended September 30, 2014 were 124 basis points of loan originations compared to 55 basis points for the comparable period in 2013. The increase in basis point gain on sale was due primarily to an increase in our government insured loan productions and in our retail originations as seen in the tables below, presented in the Segment Results section. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated through our other channels.
The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $17,237,416 during the three months ended September 30, 2014, compared to an average servicing portfolio of $8,633,513 during the three months ended September 30, 2013. Our average loan servicing fees in basis points, as a percentage of our average servicing portfolio, was 29 for the three months ended September 30, 2014, compared to 28 for the three months ended September 30, 2013.
The increase in interest income was primarily a result of the 51% increase in mortgage loan originations during the three months ended September 30, 2014 as compared to September 30, 2013 as there is a direct correlation between interest income and mortgage loan origination activity.
Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the third quarter of 2014. Decreasing interest rates generally result in decreased MSR values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from the escrow balances held by us.

Expenses

Total expenses increased $32,032 or 109% for the three months ended September 30, 2014 compared to the same period ended September 30, 2013. Total expenses have increased due to 1) a 51% increase in total originations and the related costs associated with higher originations; 2) an 82% increase in our servicing portfolio from September 30, 2013 to September 30, 2014; 3) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 4) the transition from a privately-held company to a publicly-traded company; and 5) higher regulatory compliance costs.

Salaries, commissions and benefits expense increased $21,167, or 128%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of increased headcount in revenue producing positions, as well as in support areas related to the growth in originations and servicing and corporate support areas to manage our transition from a privately-held to a publicly-traded company.

General and administrative expenses increased $2,969, or 49%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to our growth and expansion and corporate governance type expenses such as legal and audit fees, insurance and other outside consulting fees which reflect this transition. As we continue to transform from a privately-held to a publicly-traded company, we expect to see higher expenses in future quarters related to Sarbanes-Oxley compliance. These costs include continued development of policies and procedures, further enhancement of internal controls and testing procedures related to these controls, policies and procedures.

Interest expense increased $4,687, or 142%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with our increased borrowings in the current period. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We expect that interest expense will move in direct correlation to changes in our origination trends in future periods.

Occupancy, equipment and communication expenses increased $1,560, or 52%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 . Our retail expansion increased the number of mortgage loan branches from 30 at September 30, 2013 to 101 at September 30, 2014. In addition, we opened new facilities which increased our total square footage under lease from 179,139 at September 30, 2013 to 369,848 at September 30, 2014. We do not expect the same level of growth in occupancy levels in future quarters; however, we do expect continued growth in occupancy costs as we continue to expand. In addition, we expect to see continued increases in information technology costs to support our strategic growth.

Provision for mortgage repurchases and indemnification increased $745 during the three months ended September 30, 2014. This reserve is based on the estimated loss to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales, including any losses incurred upon ultimate disposal of repurchased loans. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production which has directly impacted the GSEs’ audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, the GSEs continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and, ultimately, actual loan repurchases by the Company. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, trends in market conditions will also influence any trends in our quarterly provision.

Depreciation and amortization expense increased $929 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased property and equipment balances resulting from our overall growth and expansion, including acquisitions, as well as the amortization expense related to the Crossline intangible assets acquired in December 2013.

We had an income tax expense of $3,325 during the three months ended September 30, 2014, compared to $807 during the three months ended September 30, 2013, with an effective tax rate of 202.0% and 32.4%, respectively. The increase in income tax expense is primarily due to provision to tax return adjustments and an adjustment to state net deferred tax liabilities based on an increased state effective tax rate, both of which were posted in the current quarter. The increase in the state effective tax rate was due primarily to business shifts into states with higher tax rates during the current year.

To the extent that we continue to see our origination and servicing businesses grow through our expansion strategies, we expect that total expenses will continue to grow in future quarters but that the growth will be slower than previous quarters as we begin to reap the benefits of the investment in our fixed cost infrastructure that we made in past quarters.

Segment Results

	Three Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$44,031	$—	$—	$—	$44,031
Gain on sale of mortgage servicing rights	—	1,158	—	—	1,158
Changes in mortgage servicing rights valuation	—	(5,954)	—	—	(5,954)
Payoffs and principal amortization of mortgage servicing rights	—	(6,941)	—	—	(6,941)
Loan origination and other loan fees	7,696	—	72	(16)	7,752
Loan servicing fees	—	12,350	—	—	12,350
Interest income	9,890	—	759	9	10,658
Total revenues	61,617	613	831	(7)	63,054

Expenses
Salaries, commissions and benefits	29,141	1,685	465	6,353	37,644
General and administrative	3,499	344	179	5,022	9,044
Interest expense	6,711	369	—	904	7,984
Occupancy, equipment and communication	2,891	528	53	1,068	4,540
Provision for mortgage repurchases and indemnifications	801	—	—	—	801
Depreciation and amortization	506	32	13	844	1,395
Corporate allocations	6,498	830	193	(7,521)	—
Total expenses	50,047	3,788	903	6,670	61,408
Income (loss) before taxes	$11,570	$(3,175)	$(72)	$(6,677)	$1,646

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

	Three Months Ended September 30, 2013
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$12,802	$—	$—	$—	$12,802
Changes in mortgage servicing rights valuation	—	4,279	—	—	4,279
Payoffs and principal amortization of mortgage servicing rights	—	(2,180)	—	—	(2,180)
Loan origination and other loan fees	5,637	—	3	—	5,640
Loan servicing fees	—	5,966	—	—	5,966
Interest income	5,315	—	8	36	5,359
Total revenues	23,754	8,065	11	36	31,866

Expenses
Salaries, commissions and benefits	12,121	775	—	3,581	16,477
General and administrative	2,262	217	4	3,592	6,075
Interest expense	3,237	24	—	36	3,297
Occupancy, equipment and communication	973	144	—	1,863	2,980
Provision for mortgage repurchases and indemnifications	56	—	—	—	56
Depreciation and amortization	90	—	—	376	466
Loss on disposal of property and equipment	12	—	—	13	25
Corporate allocations	5,063	674	—	(5,737)	—
Total expenses	23,814	1,834	4	3,724	29,376
Income (loss) before taxes	$(60)	$6,231	$7	$(3,688)	$2,490

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

Originations
The Originations segment earned $11,570 during the three months ended September 30, 2014 and incurred a net loss of $60 for the three months ended September 30, 2013. This was the result of mortgage loan originations increasing 51% period over period and higher revenue margins from a strategic change in mix of originations to retail and wholesale, offset by related costs associated with higher originations, such as increased headcount, branch locations and other costs associated with managing our loan portfolio growth.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the three months ended September 30, 2014 were 124 bps of loan originations compared to 55 bps for the comparable period in 2013. The increase in basis point gain on sale was due primarily to an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated in other channels. Net gains on mortgage loans held for sale, net consisted of the following for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013		Variance
	$	bps[2]	$	bps[2]
Realized gains (losses) on sales of loans	$11,500	33	$(6,445)	(28)	$17,945
Capitalized servicing rights	45,044	127	31,598	135	13,446
Economic hedge results	(9,481)	(27)	(6,581)	(28)	(2,900)
Losses on MBS purchase commitments	3,999	11	(996)	(4)	4,995
Provision for repurchases	(741)	(2)	(414)	(2)	(327)
Direct loan origination costs[1]	(6,290)	(18)	(4,360)	(19)	(1,930)
Gains on mortgage loans held for sale, net	$44,031	124	$12,802	55	$31,229

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

Loan Origination and Other Loan Fees
Our loan origination and other loan fees during the three months ended September 30, 2014 increased $2,059, or 37%, compared to the comparable period in 2013, due to higher origination volume. However, our loan origination and other loan fees have decreased as a percentage of total originations to 22 bps from 24 bps for the three months ended September 30, 2014 and 2013, respectively, due to the qualified mortgage rules effective January 2014, which limit the total fees allowed to be charged per transaction, but were offset by improved pricing margins. The following table illustrates mortgage loan originations by type for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	$	% Total	$	% Total
Conventional	$1,786,029	50%	$1,395,643	60%
Government insured	1,599,785	46%	943,423	40%
Non-agency/Other	151,407	4%	1,394	—%
Total mortgage loan originations	$3,537,221	100%	$2,340,460	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	2,536	$573,679	16%	947	$152,550	7%
Wholesale	3,413	871,258	25%	2,113	421,582	18%
Correspondent	10,490	2,092,284	59%	9,203	1,766,328	75%
Total mortgage loan originations	16,439	$3,537,221	100%	12,263	$2,340,460	100%
The increased volume in the retail channel during the three months ended September 30, 2014 is reflective of our strategy to expand our geographic footprint through strategic acquisitions in 2013 and organic growth in 2014. It includes three months of originations from our Crossline subsidiary, and from the retail and wholesale operations that we acquired from Nationstar, both of which we acquired at the end of 2013, and for which there were no comparable amounts during the three months ended September 30, 2013.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,177	$1,394	$1,678	$11,405	$722	$16,376	—%
620-680	57,924	128,234	102,367	617,945	8,508	914,978	26%
681-719	82,003	164,018	100,490	427,978	7,420	781,909	22%
>719	366,036	611,605	228,272	604,218	13,827	1,823,958	52%
Total mortgage loan originations	$507,140	$905,251	$432,807	$1,661,546	$30,477	$3,537,221	100%
% Total	14%	26%	12%	47%	1%	100%

	Three Months Ended September 30, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$282	$539	$2,133	$—	$2,954	—%
620-680	24,164	61,057	56,542	361,474	6,685	509,922	22%
681-719	30,801	96,068	69,549	288,001	7,889	492,308	21%
>719	183,381	436,027	185,904	515,214	14,750	1,335,276	57%
Total mortgage loan originations	$238,346	$593,434	$312,534	$1,166,822	$29,324	$2,340,460	100%
% Total	10%	26%	13%	50%	1%	100%
Interest Income

Interest income related to our Originations segment increased $4,575, or 86%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in interest income was primarily a result of an increase in mortgage loan originations and higher average coupon rates during the three months ended September 30, 2014 as compared to September 30, 2013, as there is a direct correlation between interest income and mortgage loan origination. The average coupon rate was 4.15% during the three months ended September 30, 2014 compared to 3.69% during the three months ended September 30, 2013.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $17,020, or 140%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of increased headcount due to our strategic decision to expand our geographic footprint across the United States and add mortgage loan advisors and account executives in both our retail and third party originations channels, respectively. In addition to the increase in revenue-producing positions, we also increased headcount in support areas related to the growth in originations. Headcount related to our originations segment increased from 539 employees at September 30, 2013 to 797 employees at September 30, 2014. All related employee benefit costs have increased with the related increase in headcount.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $1,237, or 55%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of increased expenses attributable to our growth and continued expansion. We have experienced an increase in travel related expenses, marketing expenses, custodial fees and outside services, as we continue to integrate the acquired retail operations and manage the expanded origination platform throughout the United States. To the extent that we continue to see our originations through our expansion strategies, we expect that general and administrative costs will continue to grow in future quarters but at a slower pace than our origination growth as we are able to leverage many of the fixed costs that are included in this category of expenses.

Interest Expense

Interest expense related to our Originations segment increased $3,474, or 107%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with our increased borrowings during the current period. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We expect that interest expense will move in direct correlation to changes in our origination trends in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $1,918, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Our retail expansion increased the number of mortgage loan branches from 30 at September 30, 2013 to 101 at September 30, 2014. In addition, we opened new facilities which increased our total square footage under lease compared to September 30, 2013. We do not expect the same level of growth in occupancy levels in future quarters; however, we do expect continued growth in occupancy costs as we continue to expand. In addition, we expect to see continued increases in information technology costs to support our strategic growth.

Provision for Mortgage Repurchases and Indemnification

Provision for mortgage repurchases and indemnification increased $745 during the three months ended September 30, 2014. This reserve is based on the estimated loss to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales, including any losses incurred upon ultimate disposal of repurchased loans. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production which has directly impacted the GSEs’ audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, the GSEs continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and, ultimately, actual loan repurchases by the Company. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, trends in market conditions will also influence any trends in our quarterly provision.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $416 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased property and equipment balances resulting from our overall growth and expansion, including business acquisitions, as well as the amortization expense related to the Crossline intangible assets acquired in December 2013.

Servicing

The Servicing segment incurred a net loss of $3,175 during the three months ended September 30, 2014 and earned $6,231 during the three months ended September 30, 2013 due primarily to the change in our MSRs valuation, discussed below. Excluding the impact of the change in MSRs valuation, the Servicing segment earned 6,567 during the three months ended September 30, 2014 compared to 3,786 during the three months ended September 30, 2013. This was the result of our mortgage servicing portfolio growth and gain on sale of a pool of FNMA MSRs, offset by increased expenses related to our servicing portfolio growth, such as increased headcount and quality control, and increased interest expense associated with principal and interest payment advance for loans paid off during the period for which we hold mortgage servicing rights.

Gain on Sale of Mortgage Servicing Rights

The gain on sale of mortgage servicing rights relates to our sale of the pool of FNMA MSRs on August 29, 2014. This pool of FNMA MSRs was somewhat geographically focused in the Southeastern United States, had average mortgage interest rates that are less than current mortgage interest rates and did not include any GNMA or FHLMC MSRs, which have a different valuation than FNMA MSRs. Thus, the characteristics of this pool do not represent the characteristics of our MSR portfolio as a whole. We will temporarily sub-service the underlying loans through the established transfer date, targeted for the fourth quarter of 2014, for a fee, during which time we would also be entitled to certain other ancillary income amounts. We used the proceeds (a minor portion of which will be paid upon final transfer in the fourth quarter of 2014) to reinvest back into newly originated MSRs through our origination platform. We will continue to purchase or sell our MSRs to take advantage of opportunistic market conditions as they become available to us.

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the third quarter of 2014. Decreasing interest rates generally result in decreased MSR values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from the escrow balances held by us.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSR portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the three months ended September 30, 2014, this amount decreased the value of our MSRs by $6,941, compared to $2,180 during the three months ended September 30, 2013, a difference of 218%. The increase in run-off and paid off loans correlates with an 82% increase in our servicing portfolio as well as an increase in prepayment speeds from September 30, 2013 to September 30, 2014.

Loan Servicing Fees
The following is a summary of loan servicing fee income by component for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Contractual servicing fees	$11,860	$5,813
Late fees	490	153
Loan servicing fees	$12,350	$5,966

Servicing fees as a percentage of average portfolio	0.29%	0.28%
Our loan servicing fees increased to $12,350 during the three months ended September 30, 2014 from $5,966 during the three months ended September 30, 2013. The 107% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $17,237,416 during the three months ended September 30, 2014, compared to an average servicing portfolio of $8,633,513 during the three months ended September 30, 2013.
The following table illustrates our mortgage servicing portfolio by type as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	$ UPB	% Total	$ UPB	% Total
FNMA	$7,053,331	40%	$7,254,178	61%
GNMA:
FHA	4,853,415	27%	3,333,593	28%
VA	2,121,854	12%	796,708	7%
USDA	812,902	5%	377,142	3%
FHLMC	2,790,163	16%	161,889	1%
Other Investors	35,352	—%	—	—%
Total servicing portfolio	$17,667,017	100%	$11,923,510	100%
The following is a summary of mortgage loan servicing portfolio characteristics by loan type as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	4.03%	14.8	$189,825	25 bps
GNMA:
FHA	3.93%	13.9	$157,548	31 bps
VA	3.94%	7.8	$220,567	30 bps
USDA	4.02%	9.9	$134,275	31 bps
FHLMC	4.39%	4.1	$236,274	25 bps
Other Investors	4.41%	3.4	$173,294	22 bps
Total	4.05%	11.8	$184,705	27 bps

	December 31, 2013
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	3.85%	10.4	$195,959	25 bps
GNMA:
FHA	3.78%	10.6	$156,404	31 bps
VA	3.79%	7.1	$195,080	30 bps
USDA	3.88%	8.4	$130,998	31 bps
FHLMC	4.35%	0.3	$249,829	25 bps
Other Investors	N/A	N/A	N/A	N/A
Total	3.84%	10.0	$180,809	27 bps

The weighted average coupon, average age and average loan amount of the portfolio increased slightly during the three months ended September 30, 2014. The increase in the weighted average coupon and average age was due primarily to the general increase in interest rates and the age of the existing portfolio. The increased average loan amounts represent expansion into certain higher-priced residential geographic areas as we continue to expand our footprint.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $910, or 117%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of increased headcount due to growing our servicing portfolio. Headcount related to our Servicing segment increased from 37 employees at September 30, 2013 to 81 employees at September 30, 2014, as we continue to add support staff in the quality control and default management areas.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $127, or 59%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of increased expenses, attributable to our servicing portfolio growth, such as those related to the increased quality control, printing of statements and outside services required to service the loans.

Interest Expense

Interest expense related to our Servicing segment increased $345 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to principal and interest payment advance for loans paid off during the period for which we hold mortgage servicing rights.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $384 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily as a result of increased expenses attributable to our servicing portfolio growth and the related increase in staffing. We anticipate continued increases in information technology costs to support our strategic growth of the servicing segment.

Financing
The Financing segment includes warehouse lending activities to correspondent customers by our NattyMac subsidiary, which commenced operations in July 2013. The Financing segment incurred a net loss of $72 during the three months ended September 30, 2014 and earned $7 for the three months ended September 30, 2013. The loss in the current period is primarily due to the increased expenses during the three months ended September 30, 2014 associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate revenues. As operations continue to grow, we expect revenues and the related expenses to increase in line with originations.
Loan Origination and Other Loan Fees
Our loan origination and other loan fees during the three months ended September 30, 2014 increased $69, compared to the comparable period in 2013, due to higher origination volume. Originations for our NattyMac subsidiary grew to $593,802 during the three months ended September 30, 2014 from $6,983 during the three months ended September 30, 2013.
Interest Income
The increase in interest income was primarily a result of the increase in warehouse loan originations during the three months ended September 30, 2014 as compared to September 30, 2013 as there is a direct correlation between interest income and warehouse loan origination activity.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Financing segment increased $465 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of increased headcount related to the growth in lending activities.

General and Administrative Expenses

General and administrative expenses related to our Financing segment increased $175 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of increased expenses, attributable to our lending activity growth, such as expenses related to the training and development of our growing headcount and increased bank service charges.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $53 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as we incurred more information technology costs to support our growth.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Our consolidated results of operations for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Gains on mortgage loans held for sale, net	$119,303	$61,381	$57,922	94%
Gain on sale of mortgage servicing rights	1,158	—	1,158	100%
Changes in mortgage servicing rights valuation	(24,597)	17,797	(42,394)	(238)%
Payoffs and principal amortization of mortgage servicing rights	(14,319)	(6,148)	(8,171)	133%
Loan origination and other loan fees	19,560	15,638	3,922	25%
Loan servicing fees	32,315	14,324	17,991	126%
Interest income	25,652	11,106	14,546	131%
Total revenues	159,072	114,098	44,974	39%

Salaries, commissions and benefits	106,206	48,604	57,602	119%
General and administrative	26,469	12,911	13,558	105%
Interest expense	18,153	10,972	7,181	65%
Occupancy, equipment and communications	13,444	6,103	7,341	120%
Provision for mortgage repurchases and indemnifications - change in estimate	1,706	1,084	622	57%
Depreciation and amortization expense	3,671	1,379	2,292	166%
Loss on disposal of property and equipment	222	25	197	788%
Total expenses	169,871	81,078	88,793	110%

(Loss) income before income taxes	(10,799)	33,020	(43,819)	(133)%
Income tax (benefit) expense	(1,504)	12,487	(13,991)	(112)%
Net (loss) income	$(9,295)	$20,533	$(29,828)	(145)%

Weighted average diluted shares outstanding (in thousands)	25,769	14,466	11,303	78%

Diluted (LPS) EPS	$(0.36)	$1.42	$(1.78)	(125)%

Revenues
During the nine months ended September 30, 2014, total revenues increased $44,974, or 39%, as compared to the nine months ended September 30, 2013. The increase in revenues resulted from increases in gains on mortgage loans held for sale, net, gain on sale of mortgage servicing rights, loan servicing fees, interest income, loan origination and other loan fees, partially offset by a decrease in the fair value of our MSRs and loan payoffs.
Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2014 was 129 bps of loan originations compared to 96 bps for the comparable period in 2013. The increase in basis point gain on sale was due primarily to an increase in our government insured loans and in our retail originations as seen in the tables below, included in the Originations segment. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loan originated in other channels.

The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $15,216,048 during the nine months ended September 30, 2014, compared to an average servicing portfolio of $6,773,215 during the nine months ended September 30, 2013. Our loan servicing fees in basis points, as a percentage of our average servicing portfolio, were 28 for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013.
The increase in interest income was primarily a result of an increase in mortgage loan originations during the nine months ended September 30, 2014 as compared to September 30, 2013 as there is a direct correlation between interest income and mortgage loan origination activity.
Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the nine month period ended September 30, 2014 compared to the nine months ended September 30, 2013.
The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the latter part of the nine month period ended September 30, 2014. Decreasing interest rates generally result in decreased MSR values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from the escrow balances held by us.
Expenses

Total expenses increased $88,793 or 110% for the nine months ended September 30, 2014 compared to the same period ended September 30, 2013. Total expenses have increased due to 1) a 46% increase in total originations and the related costs associated with higher originations; 2) a 82% increase in our servicing portfolio from September 30, 2013 to September 30, 2014; 3) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 4) costs associated with the transition from a privately held company to a publicly traded company; and 5) higher regulatory compliance costs.

Salaries, commissions and benefits expense increased $57,602, or 119%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of increased headcount in revenue producing positions, as well as in support areas related to the growth in originations and servicing and corporate support areas to manage our transition from a privately-held to a publicly-traded company.

General and administrative expenses increased $13,558, or 105%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to our growth and expansion and corporate governance type expenses such as legal and audit fees, insurance and other outside consulting fees which reflect this transition. We have also experienced an increase in travel related expenses as we continue to integrate the acquired retail operations and manage the expanded origination platform throughout the United States. As we continue to transform from a privately-held to a publicly-traded company, we expect to see higher expenses in future quarters related to Sarbanes-Oxley compliance. These costs include continued development of policies and procedures, further enhancement of internal controls and testing procedures related to these controls, policies and procedures.

Interest expense increased $7,181, or 65%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with increased borrowings in the current period. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We expect that interest expense will move in direct correlation to changes in our origination trends in future periods.

Occupancy, equipment and communication expenses increased $7,341, or 120%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 . Our retail expansion increased the number of mortgage loan branches from 30 at September 30, 2013 to 101 at September 30, 2014. In addition, we opened new facilities which increased our total square footage under lease from 179,139 at September 30, 2013 to 369,848 at September 30, 2014. We do not expect the same level of growth in occupancy levels in future quarters; however, we do expect continued growth in occupancy costs as we continue to expand. In addition, we expect to see continued increases in information technology costs to support our strategic growth and transition to a publicly traded company.

Depreciation and amortization expense increased $2,292, or 166%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased property and equipment balances resulting from our overall growth and expansion, including acquisitions, as well as the amortization expense related to the Crossline intangible assets acquired in December 2013.

Provision for mortgage repurchases and indemnification increased $622 or 57% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This reserve is based on the estimated loss to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales, including any losses incurred upon ultimate disposal of repurchased loans. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production which has directly impacted the GSEs’ audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, the GSEs continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and, ultimately, actual loan repurchases by the Company. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, trends in market conditions will also influence any trends in our quarterly provision.

Income tax expense was $12,487 during the nine months ended September 30, 2013, compared to an income tax benefit of $1,504 during the nine months ended September 30, 2014, a decrease of 112%, with an effective tax rate of 37.8% and 13.9%, respectively. The decrease in income tax expense is due to a net operating loss before taxes for the nine months ended September 30, 2014 compared to net operating income for the nine months ended September 30, 2013. The increase in the effective tax rate was due primarily to business shifts into states with higher tax rates during the current period as well as discrete provision to tax return entries posted in the third quarter.

To the extent that we continue to see our origination and servicing businesses grow through our expansion strategies, we expect that total expenses will continue to grow in future quarters but that the growth will be slower than previous quarters as we begin to reap the benefits of the investment in our fixed cost infrastructure that we made in past quarters.

Segment Results

	Nine Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$119,289	$—	$—	$14	$119,303
Gain on sale of mortgage servicing rights	—	1,158	—	—	1,158
Changes in mortgage servicing rights valuation	—	(24,597)	—	—	(24,597)
Payoffs and principal amortization of mortgage servicing rights	—	(14,319)	—	—	(14,319)
Loan origination and other loan fees	19,325	—	303	(68)	19,560
Loan servicing fees	—	32,315	—	—	32,315
Interest income	24,398	—	1,575	(321)	25,652
Total revenues	163,012	(5,443)	1,878	(375)	159,072

Expenses
Salaries, commissions and benefits	82,733	4,265	1,253	17,955	106,206
General and administrative	9,695	1,025	452	15,297	26,469
Interest expense	16,841	623	—	689	18,153
Occupancy, equipment and communication	7,879	1,333	150	4,082	13,444
Provision for mortgage repurchases and indemnifications	1,706	—	—	—	1,706
Depreciation and amortization	1,148	43	16	2,464	3,671
Loss on disposal of property and equipment		—	—	222	222
Corporate allocations	18,951	2,402	541	(21,894)	—
Total expenses	138,953	9,691	2,412	18,815	169,871
Income (loss) before taxes	$24,059	$(15,134)	$(534)	$(19,190)	$(10,799)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

	Nine Months Ended September 30, 2013
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$61,381	$—	$—	$—	$61,381
Changes in mortgage servicing rights valuation	—	17,797	—	—	17,797
Payoffs and principal amortization of mortgage servicing rights	—	(6,148)	—	—	(6,148)
Loan origination and other loan fees	15,635	—	3	—	15,638
Loan servicing fees	—	14,324	—	—	14,324
Interest income	11,049	—	8	49	11,106
Total revenues	88,065	25,973	11	49	114,098

Expenses
Salaries, commissions and benefits	33,249	1,768	—	13,587	48,604
General and administrative	3,258	607	4	9,042	12,911
Interest expense	9,001	245	—	1,726	10,972
Occupancy, equipment and communication	2,441	370	—	3,292	6,103
Provision for mortgage repurchases and indemnifications	1,084	—	—	—	1,084
Depreciation and amortization	270	—	—	1,109	1,379
Loss on disposal of property and equipment	12	—	—	13	25
Corporate allocations	9,083	948	—	(10,031)	—
Total expenses	58,398	3,938	4	18,738	81,078
Income (loss) before taxes	$29,667	$22,035	$7	$(18,689)	$33,020

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations, legal and treasury departments.

Originations
The Originations segment earned $24,059 during the nine months ended September 30, 2014 compared to $29,667 for the nine months ended September 30, 2013. This was the result of increased costs associated with higher originations, such as increased headcount, branch locations and other costs associated with managing our loan portfolio growth, offset by mortgage loan originations increasing 46% period over period and higher revenue margins from a strategic change in mix of originations to retail and wholesale.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2014 was 129 bps of loan originations compared to 96 bps for the comparable period in 2013. The increase in basis point gain on sale was due primarily to an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated in other channels. Net gains on mortgage loans held for sale, net consisted of the following for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$10,716	12	$5,984	9	$4,732
Capitalized servicing rights	116,440	126	78,902	125	37,538
Economic hedge results	13,650	15	(8,728)	(14)	22,378
Losses on MBS purchase commitments	(3,275)	(4)	180	—	(3,455)
Provision for repurchases	(1,837)	(2)	(2,410)	(4)	573
Direct loan origination costs[1]	(16,391)	(18)	(12,547)	(20)	(3,844)
Gains on mortgage loans held for sale, net	$119,303	129	$61,381	96	$57,922

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the nine months ended September 30, 2014 increased $3,690, or 24%, compared to the comparable period in 2013, due to higher origination volume. However, our loan origination and other loan fees have decreased as a percentage of total originations to 21 bps from 25 bps for the nine months ended September 30, 2014 and 2013, respectively, due to the qualified mortgage rules effective January 2014, which limit the total fees allowed to be charged per transaction, but were offset by improved pricing margins. The following table illustrates mortgage loan originations by type for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	$	% Total	$	% Total
Conventional	$5,089,751	55%	$3,803,440	60%
Government insured	3,934,638	42%	2,520,369	40%
Non-agency/Other	241,543	3%	1,394	—%
Total mortgage loan originations	$9,265,932	100%	$6,325,203	100%
The following is a summary of mortgage loan origination volume by channel for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	5,824	$1,303,658	14%	3,012	$497,066	8%
Wholesale	8,478	2,023,318	22%	6,193	1,219,944	19%
Correspondent	29,857	5,938,956	64%	24,317	4,608,193	73%
Total mortgage loan originations	44,159	$9,265,932	100%	33,522	$6,325,203	100%
The increased volume in the retail channel during the nine months ended September 30, 2014 is reflective of our strategy to acquire retail lending business and expand our geographic footprint. It includes nine months of originations from our Crossline subsidiary, and from the retail and wholesale operations that we acquired from Nationstar, both of which we acquired at the end of 2013, and for which there were no comparable amounts during the nine months ended September 30, 2013.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$2,040	$2,762	$3,321	$19,474	$1,614	$29,211	—%
620-680	167,334	333,599	251,768	1,507,610	24,839	2,285,150	25%
681-719	254,392	449,878	258,391	1,094,159	19,080	2,075,900	22%
>719	963,907	1,661,596	609,354	1,609,160	31,654	4,875,671	53%
Total mortgage loan originations	$1,387,673	$2,447,835	$1,122,834	$4,230,403	$77,187	$9,265,932	100%
% Total	15%	26%	12%	46%	1%	100%

	Nine Months Ended September 30, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$282	$750	$4,783	$236	$6,051	—%
620-680	65,449	153,233	192,248	980,233	25,959	1,417,122	22%
681-719	107,086	247,108	197,800	668,997	32,880	1,253,871	20%
>719	689,118	1,200,079	509,144	1,176,195	73,623	3,648,159	58%
Total mortgage loan originations	$861,653	$1,600,702	$899,942	$2,830,208	$132,698	$6,325,203	100%
% Total	14%	25%	14%	45%	2%	100%

Interest Income

Interest income related to our Originations segment increased $13,349, or 121%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in interest income was primarily a result of an increase in mortgage loan originations and higher average coupon rates during the nine months ended September 30, 2014 as compared to September 30, 2013, as there is a direct correlation between interest income and mortgage loan origination. The average coupon rate was 4.08% during the nine months ended September 30, 2014 compared to 3.40% during the nine months ended September 30, 2013.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $49,484, or 149%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of increased headcount due to our strategic decision to expand our geographic footprint across the United States and add mortgage loan advisors and account executives in both our retail and third party originations channels, respectively. In addition to the increase in revenue-producing positions, we also increased headcount in support areas related to the growth in originations. Headcount related to our Originations segment increased from 539 employees at September 30, 2013 to 797 employees at September 30, 2014. All related employee benefit costs have increased with the related increase in headcount.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $6,437, or 198%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of increased expenses attributable to our growth and continued expansion. We have experienced an increase in travel related expenses, marketing expenses, custodial fees and outside services, as we continue to integrate the acquired retail operations and manage the expanded origination platform throughout the United States. To the extent that we continue to see our originations through our expansion strategies, we expect that general and administrative costs will continue to grow in future quarters but at a slower pace than our origination growth as we are able to leverage many of the fixed costs that are included in this category of expenses.

Interest Expense

Interest expense related to our Originations segment increased $7,840, or 87%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with increased borrowings. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We expect that interest expense will move in direct correlation to changes in our origination trends in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $5,438, or 223%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our retail expansion increased the number of mortgage loan branches from 30 at September 30, 2013 to 101 at September 30, 2014. In addition, we opened new facilities which increased our total square footage under lease compared to September 30, 2013. We do not expect the same level of growth in occupancy levels in future quarters; however, we do expect continued growth in occupancy costs as we continue to expand. In addition, we expect to see continued increases in information technology costs to support our strategic growth.

Provision for Mortgage Repurchases and Indemnification

Provision for mortgage repurchases and indemnification increased $622 or 57% during the nine months ended September 30, 2014. This reserve is based on the estimated loss to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales, including any losses incurred upon ultimate disposal of the repurchased loans. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production which has directly impacted the GSEs’ audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, the GSEs continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and, ultimately, actual loan repurchases by the Company. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, trends in market conditions will also influence any trends in our quarterly provision.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $878, or 325%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased property and equipment balances resulting from our overall growth and expansion, including business acquisitions, as well as the amortization expense related to the Crossline intangible assets acquired in December 2013.

Servicing

The Servicing segment incurred a net loss of $15,134 during the nine months ended September 30, 2014 and earned $22,035 during the nine months ended September 30, 2013, due primarily to the change in our MSRs valuation, discussed below. Excluding the impact of the change in MSRs valuation, the Servicing segment earned $9,463 during the nine months ended September 30, 2014 compared to $4,238 during the nine months ended September 30, 2013. This was the result of our mortgage servicing portfolio growth and gain on sale of a pool of FNMA MSRs, offset by increased expenses related to our servicing portfolio growth, such as increased headcount and quality control, and increased interest expense associated with principal and interest payment advance for loans paid off during the period for which we hold mortgage servicing rights.

Gain on Sale of Mortgage Servicing Rights

The gain on sale of mortgage servicing rights relates to our sale of the pool of FNMA MSRs on August 29, 2014. This pool of FNMA MSRs was somewhat geographically focused in the Southeastern United States, had average mortgage interest rates that are less than current mortgage interest rates and did not include any GNMA or FHLMC MSRs, which have a different valuation than FNMA MSRs. Thus, the characteristics of this pool do not represent the characteristics of our MSR portfolio as a whole. We will temporarily sub-service the underlying loans through the established transfer date, targeted for the fourth quarter of 2014, for a fee, during which time we would also be entitled to certain other ancillary income amounts. We used the proceeds (a minor portion of which will be paid upon final transfer in the fourth quarter of 2014) to reinvest back into newly originated MSRs through our origination platform. We will continue to purchase or sell our MSRs to take advantage of opportunistic market conditions as they become available to us.

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the latter part of the nine month period ended September 30, 2014. Decreasing interest rates generally result in decreased MSR values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from the escrow balances held by us.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSR portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the nine months ended September 30, 2014, this amount decreased the value of our MSRs by $14,319, compared to $6,148 during the nine months ended September 30, 2013, a difference of 133%. The increase in run-off and paid off loans correlates with a 121% increase in our servicing portfolio as well as an increase in prepayment speeds from September 30, 2013 to September 30, 2014.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Contractual servicing fees	$31,025	$13,982
Late fees	1,290	342
Loan servicing fees	$32,315	$14,324

Servicing fees as a percentage of average portfolio	0.28%	0.28%
Our loan servicing fees increased to $32,315 during the nine months ended September 30, 2014 from $14,324 during the nine months ended September 30, 2013. The 126% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $15,216,048 during the nine months ended September 30, 2014, compared to an average servicing portfolio of $6,773,215 during the nine months ended September 30, 2013.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $2,497, or 141%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of increased headcount due to our strategic decision to expand our geographic footprint across the United States. In addition to the increase in revenue producing positions, we also increased headcount in support areas related to the growth in servicing. Headcount related to our Servicing segment increased from 37 employees at September 30, 2013 to 81 employees at September 30, 2014, as we continue to add support staff in the quality control and default management areas.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $418, or 69%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of increased expenses attributable to our growth, such as those related to the increased quality control, printing of statements and outside services required to service the loans.

Interest Expense

Interest expense related to our Servicing segment increased $378, or 154%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to principal and interest payment advance for loans paid off during the period for which we hold mortgage servicing rights.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $963, or 260%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily as a result of increased expenses attributable to our servicing portfolio growth and the related increase in staffing. We anticipate continued increases in information technology costs to support our strategic growth of the servicing segment.

Financing
The Financing segment provides warehouse lending activities to correspondent customers by our NattyMac subsidiary, which commenced operations in July 2013. The Financing segment incurred a net loss of $534 during the nine months ended September 30, 2014 and earned $7 for the nine months ended September 30, 2013. The loss in the current period is primarily due to the increased expenses during the nine months ended September 30, 2014 associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate revenues. As operations continue to pick up, we expect revenues and the related expenses to increase in line with originations.
Loan Origination and Other Loan Fees
Our loan origination and other loan fees during the nine months ended September 30, 2014 increased $300, compared to the comparable period in 2013, due to higher origination volume. Originations for our NattyMac subsidiary grew to $1,250,324 during the nine months ended September 30, 2014 from $6,983 during the nine months ended September 30, 2013.
Interest Income
The increase in interest income was primarily a result of the increase in warehouse loan originations during the nine months ended September 30, 2014 as compared to September 30, 2013 as there is a direct correlation between interest income and warehouse loan origination activity.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Financing segment increased $1,253 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of increased headcount related to the growth in lending activities.

General and Administrative Expenses

General and administrative expenses related to our Financing segment increased $448 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of increased expenses, attributable to our lending activity growth, such as expenses related to the training and development of our growing headcount and increased bank service charges.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $150 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as we incurred more information technology costs to support our growth.

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
ASU No. 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) -Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure" was issued in August 2014. This update requires certain government-guaranteed mortgage loans to be reclassified to a separate other receivable at the time of foreclosure. The new guidance will be effective for us beginning on January 1, 2015. We do not expect the adoption of the new guidance to have a material impact on its financial statements.
ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" was issued in August 2014. This update is intended to define management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosure. The new guidance will be effective for us beginning on January 1, 2016. We do not expect the adoption of the new guidance to have a material impact on its financial statements.

Liquidity and Capital Resources
Overview
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our unrestricted cash balance increased from $43,104 as of December 31, 2013 to $58,748 as of September 30, 2014. We experienced cash outflows from operating and investing activities, and these were offset over the period by cash inflows from financing activities. We continue to experience negative operating cash flows due to the cash investment in the creation of MSR assets, the timing of loan originations versus loan sales and the related increases in our loan inventory and locked loan pipeline, and this will continue in the future as we grow originations to increase the loan servicing portfolio. These negative operating cash flows will be offset by increases and improvements in the efficiency of borrowings against our assets and by the periodic sale of servicing. As servicing fees collected from borrowers increase as the servicing portfolio grows, the operating cash flows are expected to increase. Cash outflows from investing activities were due primarily to the investment in the subordinated debt of Merchants Bancorp in order to facilitate the financing of WLOCs from us, and purchases of property and equipment, offset by proceeds received from the sale of our MSRs. The operating and investing cash outflows were offset by cash inflows from our financing activities, including primarily net proceeds from borrowings under our mortgage participations, repurchase agreements, warehouse and operating lines of credit.
Our primary sources of funds for liquidity include: (i) secured borrowings in the form of repurchase facilities and participation agreements with major financial institutions, as well as our warehouse lines of credit and operating lines of credit, (ii) secured borrowings secured by MSRs (iii) equity offerings, (iv) servicing fees and ancillary fees, (v) payments received from sales or securitizations of loans, (vi) payments received from mortgage loans held for sale, and (vii) sale of MSRs. Our primary uses of funds for liquidity include: (i) originations of loans, (ii) originations of warehouse lines of credit, (iii) funding of servicing advances, (iv) payment of interest expenses, (v) payment of operating expenses, (vi) repayment of borrowings, (vii) investment in subordinated debt, and (viii) payments for acquisitions of MSRs.
Our financing strategy primarily consists of using repurchase facilities and participation agreements with major financial institutions, as well as regional banks. We believe this provides us with a stable, low-cost, diversified source of funds to finance our business.
In order to support the continued growth of our servicing portfolio, we continue to examine various financing alternatives that involve the encumbrance of some or all of our mortgage servicing rights. On May 23, 2014, we entered into a loan and security agreement with Barclays Bank PLC ("Barclays") in which we established a $100,000 revolving credit facility secured by our FNMA and FHLMC MSRs. The transaction was structured so that the $100,000 revolving credit facility with Barclays is a borrowing sub-limit within our existing $400,000 master repurchase agreements with Barclays. As of September 30, 2014, the balance outstanding under the facility related to MSRs was $50,192.

On August 29, 2014, we entered into a secured borrowing with a syndicate of banks led by Merchants Bank, secured by our GNMA mortgage servicing rights. The maximum borrowing capacity is $22,000, which may be expanded upon the addition of additional banks to the syndicate. On October 23, 2014, the facility was expanded to $27,000 on the same terms with the addition of another bank participant. As of September 30, 2014, the balance outstanding under the Merchants bank facility related to MSR was $22,000. We believe that future financing secured by our MSRs will be available on acceptable terms in the marketplace.

As of September 30, 2014, we were in technical breach of profitability covenants with respect to the master repurchase and master participation agreements with Bank of America, which require positive, pre-tax net income on a rolling six month basis, as determined in accordance with GAAP. We obtained a waiver of this breach and do not anticipate that it will have a material effect on our financial condition or our ability to utilize these funding sources from Bank of America going forward. Additionally, because our financing agreements with Barclays and Merchants provide that any financial covenants in any of our other financing arrangements that are more stringent than those in their respective financing agreements are automatically incorporated therein, we obtained a waiver of the breach of the Bank of America covenants from Barclays and Merchants as well. We do not anticipate that it will have a material effect on our financial condition or our ability to utilize these funding sources from Barclays or Merchants going forward. On November 4, 2014, the Company amended its mortgage repurchase financing with Bank of America to expand the amount available under the line from $300,000 to $400,000. In this amendment, the Company also changed the calculation of the profitability covenant for the Bank of America financing so that the covenant is hereafter calculated as pre-tax income for the trailing six months, excluding the change in mortgage servicing rights valuation
We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse financing operations during July 2013. The financing platform features a centralized custodian and disbursement agent located in our Clearwater, Florida facility. Through March 31, 2014, we financed our NattyMac operations through the use of cash on hand. On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinated debt of Merchants Bancorp. This amount was expanded on September 25, 2014 to $30,000. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) which will invest in participation interests in warehouse lines of credit originated by NattyMac and in participation interests in residential mortgage loans originated by us. The Company must invest at least 10% of the maximum borrowing capacity in the subordinated debt of Merchants Bancorp. At September 30, 2014, the Company had invested $29,428 in the subordinated debt of Merchants Bancorp. The subordinated debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. The subordinated debt investment in Merchants Bancorp, subsequent funding of NMF by Merchants Bank, and resulting purchase of WLOCs and residential mortgage participations by NMF is designed to provide liquidity to the Company for its WLOCs originated by NattyMac and additional liquidity for its residential mortgage originations.
With a viable and growing market for the sale of servicing, we see no material negative trends that we believe would affect our access to long-term or short-term borrowings to maintain our current operations, or that would inhibit our ability to fund operations and capital commitments for the next 12 months.
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
We continue to examine opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had extended unused warehouse lines of credit totaling $181,169 and $146,411, respectively, and available financing through our mortgage funding arrangements of $608,724 and $387,939, respectively.

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
We also have exposure to credit loss in the event of non-repayment of amounts funded to correspondent customers through our NattyMac financing facility, though this has been somewhat mitigated by our transfer of participation interests in certain warehouse lines of credit, and related risks, to NMF. We also bear the risk of loss on any loans funded in NMF, up to the amount of our investment in the subordinated debt of Merchants Bancorp. We manage this credit risk by performing due diligence and underwriting analysis on the correspondent customers prior to lending. Each counterparty is evaluated according to the underwriting guidelines as documented in the NattyMac Warehouse Underwriting Guidelines as required by the NattyMac Warehouse Credit Policy. In addition, the correspondent customers pledge, as security to the Company, the underlying mortgage loans. We periodically review the warehouse lending receivables for collectability based on historical collection trends and management judgment regarding the ability to collect specific accounts.
Interest Rate Risk
Our principal market exposure is to interest rate risk, specifically long-term Treasury, LIBOR, and mortgage interest rates due to their impact on mortgage-related assets and commitments. Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings, primarily our mortgage warehouse lines of credit and our MSR borrowing facilities. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.
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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of September 30, 2014, approximately $554,059, or 46%, of our total $1,211,557 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 54% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.32%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of September 30, 2014. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended September 30, 2014.
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
The Company manages the interest rate risk associated with its outstanding interest rate lock commitments and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments of To-Be-Announced mortgage backed securities ("TBA Forward Commitments"). Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments and loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held for sale it wants to economically hedge. Our expectation of how many of our interest rate lock commitments will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.
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
We used September 30, 2014 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the unfavorable estimated change in our mortgage loans pipeline as of September 30, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 25 bps	Up 25 bps
Mortgage loans pipeline[1]	$(3,215)	$(211)
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. We also use a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have an MSR committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSR portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of September 30, 2014, refer to Note 9, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of September 30, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSRs	$(98,164)	$(45,429)	$(20,769)	$17,464	$32,255	$55,673
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
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have, however, enhanced our capabilities in the areas of information technology and financial reporting. Specifically, we have added resources to prepare for documenting and testing our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our annual report for the year ending December 31, 2014 is due and thereafter.  Areas of enhancement include increased hours and additional personnel devoted to our financial and managerial controls, reporting systems and procedures, and testing our systems.
PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2014, see the “Litigation” section of Note 14, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Stonegate Mortgage Corporation
Registrant

Date: November 6, 2014	By:	/S/ Robert B. Eastep
Robert B. Eastep
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

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