Form 10-K
period 2014-12-31
STONEGATE MORTGAGE CORP
filed 2015-03-06
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $192,198,664 based on the closing sale price of $13.95, as reported on the New York Stock Exchange.
As of February 24, 2015, 25,780,973 shares of the registrant's common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Stonegate Mortgage Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2014

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward- looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our ability to compete successfully in the highly competitive mortgage loan origination, mortgage loan servicing and mortgage loan financing industries;

•	experiencing financial difficulties like some originators and mortgage servicers have experienced;

•	adverse changes in the residential mortgage market;

•	our ability to obtain sufficient capital to meet our operating requirements;

•	our ability to sustain profitable loan origination volumes;

•	the possible geographic concentration of our servicing portfolio may result in a higher rate of delinquencies and/or defaults;

•	our mortgage financing business is subject to risks, including the risk of default and competitive risks;

•	our estimates may prove to be imprecise and result in significant changes in financial performance, including fair value measurements;

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

•
substantial compliance costs arising from state licensing and state and federal operational requirements, including the Truth In Lending Act ("TILA") and Real Estate Settlement Procedures Act ("RESPA") Integrated Disclosure rule;

•	loss of our licenses;

•	our ability to originate and/or acquire mortgage servicing rights;

•	our ability to recover our significant investments in personnel and our technology platform;

•	the accuracy and completeness of information we receive about borrowers and counterparties;

•	increases in delinquencies and defaults may adversely affect our business, financial condition and results of operations;

•	our ability to recapture mortgage loans from borrowers who refinance;

•	changes in prevailing interest rates and any corresponding effects on origination volumes or the value of our assets;

•	our growth may be difficult to sustain and manage and may place significant demands on our administrative, operational and financial resources;

•	our ability to realize all of the anticipated benefits of our acquisitions;

•
the change of control rules under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), may limit our ability to use net operating loss carryforwards to reduce future taxable income;

•	failure to establish and maintain an effective system of internal controls;

•	errors in our financial models or changes in assumptions;

•	our ability to adapt to and implement technological changes;

•
the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Act of 2010 (the "Dodd-Frank Act") on our business activities and practices, costs of operations and overall results of operations;

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

•	our inability to negotiate our fees with Fannie Mae, Freddie Mac, Ginnie Mae or other investors for the purchase of our loans;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to successfully mitigate our risks through hedging strategies;

•	our ability to obtain servicer ratings in a timely manner, or at all;

•	failure of our internal security measures or breach of our privacy protections;

•	losses due to fraudulent and negligent acts on the part of loan applicants, brokers, other vendors, existing customers, our employees and other third parties;

•	failure of our vendors to comply with servicing criteria;

•	the loss of the services of one or more of the members of our executive management team;

•	failure to attract and retain a highly skilled work force;

•	an active trading market for our stock may not be sustained;

•	future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution; and

•
future offerings of debt securities or preferred stock and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

References in this Annual Report on Form 10-K to the terms "we," "our," "us," "Stonegate" or the "Company" refer to Stonegate Mortgage Corporation and its consolidated subsidiaries, as the context requires.

 PART I

ITEM 1. BUSINESS

Overview

We are a specialty finance company that operates as an intermediary. We are focused on providing investment yield opportunities in the residential mortgage market to investors through originating, financing, and servicing U.S. residential mortgage loans. We were initially incorporated in the State of Indiana in January 2005. As a result of an acquisition and subsequent merger with Swain Mortgage Company in 2009, we are now an Ohio corporation. Our integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a retail branch network, a direct to consumer call center and a network of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks and credit unions). Our proprietary technology platform, Stonegate Connect, allows us to connect borrowers directly with investors, utilizing advanced decision technology and algorithms. We are actively building out the platform to create a marketplace for non-agency investors to invest passively in residential real estate assets.

We predominantly transfer mortgage loans into pools of Government National Mortgage Association ("Ginnie Mae" or "GNMA") mortgage backed securities ("MBS") and sell mortgage loans to the Federal National Mortgage Association ("Fannie Mae" or "FNMA") and the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). We also sell mortgage loans to over a dozen other third-party investors in the secondary market and provide short-term financing through our NattyMac, LLC ("NattyMac") subsidiary to third party correspondent lenders. As of December 31, 2014, we were licensed to originate and service residential mortgage loans in 47 states and the District of Columbia, and we are an approved Seller/Servicer of FNMA, FHLMC and GNMA.

We operate three identifiable business segments: Originations, Servicing and Financing. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business. Our mortgage origination business generates income primarily through origination fees and gains upon the sale of mortgage loans sourced through our correspondent, wholesale and retail channels. We also provide financing to our correspondent customers and others while they are accumulating loans prior to selling them to aggregators, including ourselves, through our mortgage financing business and we earn interest and fee income for these services. We also have the ability to retain the mortgage servicing rights ("MSRs") on the loans we sell and to create a recurring servicing income stream in our mortgage servicing business. We believe our three segments are complementary and provide us with the ability to effectively and efficiently source, finance, sell and service mortgage loans.
Mortgage Originations
Our mortgage origination business primarily originates and sells residential mortgage loans, which conform to the underwriting guidelines of the GSEs and government agencies. We also originate and sell jumbo loans, i.e., loans that conform to the underwriting guidelines of the GSEs, except that they exceed the maximum loan size allowed for single unit properties.

Over the past two years we have invested heavily in this business from a technology and business perspective. We completed three acquisitions in late 2013 and early 2014 that expanded our retail and wholesale businesses. More importantly, our acquisition of Crossline Capital, Inc. ("Crossline") in December of 2013 allowed us to enter the direct to consumer originations business, which, along with the formation of Stonegate Direct discussed below, will allow us to continue to generate increased revenues while not requiring the continued increased investment.
We offer the following mortgage loan products:

◦
Government Mortgage Loans: First-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA") and securitized into Ginnie Mae securities.

◦
Prime[1] Conforming Mortgage Loans: Prime credit quality first-lien mortgage loans (i.e., mortgage loans that, in the event of default, have priority over all other liens or claims) secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

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

◦
Prime[1] Second-Lien Mortgage Loans: Open- and closed-end mortgage loans (i.e., mortgage loans that do, in the case of an open-end loan, or do not, in the case of a closed-end loan, allow the borrower to increase the amount of the mortgage at a later time) secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

1 We generally consider prime mortgage loans to be those with FICO scores greater than 620.

We provide a variety of agency, government insured and non-agency mortgage loan products to our brokers to allow them to better service their borrowers. Before approving a mortgage broker for business, we focus on several attributes including origination volume, quality of originations and tangible net worth. We also conduct financial and background checks on the principals and their mortgage loan officers through various third-party sources and in some cases we require personal guarantees. Once we begin acquiring loans from our mortgage brokers, we track the performance of the loans on an on-going basis and terminate business relationships if the loans consistently do not perform or if there is evidence of misrepresentation. During the year ended December 31, 2014, we did not terminate any significant relationships due to our continued focus on underwriting loans and ensuring compliance with policies. We expect to see a continued increase in our non-agency mortgage loan originations, which provide innovative products that meet borrowers' demands and investors' return thresholds. Accordingly, we expect we will expand our settlements of non-agency loans through sales to the whole loan market or private label securitizations to third party investors at a future date.

We originate residential mortgage loans through three channels: correspondent, wholesale and retail. We have continued to diversify our origination business in order to be successful in multiple market scenarios. While the channels are diverse, we constantly focus on quality control and maintaining high underwriting standards. We perform diligence on and underwrite loans through our proprietary technology platform, Stonegate Connect, an integrated, automated risk-based due diligence engine that automates the review process by applying business rules specific to the loan and the seller. We analyze credit, collateral and compliance risk on every loan on a pre-funding or a pre-purchase basis in order to ensure that each loan meets our investors’ standards and any applicable regulatory rules. We also capture loan data and documents associated with the loan from application through sale/securitization and servicing, giving us the ability to run additional business rules that provide indication of loan performance. We believe that the ability to offer greater transparency and data to institutional investors that purchase our loans or securities backed by our loans will provide us with a substantial advantage over our competitors in our sales executions as the mortgage market continues to evolve and we begin to securitize our own non-agency mortgage loans or grow our whole loan sales to non-agency investors.

Our three mortgage loan originations channels are discussed in more detail below.

Correspondent Channel

We acquire newly originated loans conforming to the underwriting standards of the GSEs or government agencies as well as non-agency mortgage loans conforming to the standards of our investors from our network of correspondents across 47 states plus the District of Columbia. We identify our correspondent customers through a team of relationship managers who are responsible for building and maintaining customer relationships and ensuring that we receive an adequate share of their origination volume. We offer our correspondents access to a state-of-the-art technology platform (Stonegate Connect), funding through our financing platform NattyMac including access to innovative financing programs, as well as a timely and transparent process of acquiring their loans. In return, our correspondents provide us with high quality products that meet our underwriting standards. We track the performance of our correspondents on a score-card and terminate relationships where quality and other requirements are not met. We believe that our programs offer correspondents an attractive value proposition, including greater access to capital and liquidity, as they seek to maintain and grow their businesses. As a testament to our relationship management and product offering, our correspondent origination volume has increased from $6.4 billion during the year ended December 31, 2013 to $7.9 billion during the year ended December 31, 2014, or by 23%.

Our growth has been driven by adding new correspondents as well as deepening relationships with existing correspondents. Our correspondent channel represented 63%, 74% and 59% of our mortgage originations for the years ended December 31, 2014, 2013 and 2012, respectively. We conduct financial, operational and risk reviews of each correspondent prior to initially approving them as a customer and on an annual basis to ensure compliance with our guidelines and those of the various regulators who govern our business. In addition, we conduct background and financial reviews of the principals and their mortgage loan officers, and in some cases require personal guarantees. We believe that as we continue to increase our coverage of correspondents, we will continue to increase our market share.

Wholesale Channel

Through our wholesale channel, we originate loans through a network of approximately 1,818 non-exclusive relationships with various approved mortgage companies and mortgage brokers. This channel accounted for 22%, 19% and 26% of our originations for the years ended December 31, 2014, 2013 and 2012, respectively. Originations for this channel increased 74% to $2.8 billion in 2014 from $1.6 billion in 2013. Mortgage brokers identify applicants, help them complete a loan application, gather required information and documents and act as our liaison with the borrower during the lending process. We review and underwrite an application submitted by a broker, accept or reject the application, determine the range of interest rates and other loan terms, and fund the loan upon acceptance by the borrower and satisfaction of all conditions to the loan in much the same manner as our retail channel. By relying on brokers to market our products and assist the borrower throughout the loan application process, we can increase loan volume through our wholesale channel with proportionately lower investment in overhead costs compared with the costs of increasing loan volume through loan originations in our distributed retail channels.

Retail Channel

In this channel, mortgage advisors, as employees of Stonegate, originate loans through their relationships with local real estate agents, builders, telemarketing and other local contacts. We believe the retail channel offers us a lower cost basis of generating MSRs, driving our strategic focus on growing this channel's origination volume. As of December 31, 2014, our retail channel primarily operated through 99 retail offices across 28 states. This channel accounted for 15%, 7% and 15% of our originations for the years ended December 31, 2014, 2013 and 2012, respectively. Originations for this channel increased 197% to $1.9 billion in 2014 from $0.6 billion in 2013. We believe we are at scale in terms of physical branch locations and do not expect to continue to open additional new retail branches. Instead, we will focus on increasing our direct to consumer retail origination volume to grow this channel. On October 1, 2014, we announced the formation of a new division called Stonegate Direct, which provides consumers across the United States with direct access to mortgage advisors to facilitate 24 hour, seven days a week, access to our mortgage products and services. The creation of this new division greatly enhances and simplifies the customer experience and home loan application process for qualified customers by providing quick, secure, online access for homebuyers and those looking to refinance. Stonegate Direct was formed through the integration of the call center operations of Crossline, which was acquired in December 2013. The creation of this new division is part of our initiative to deliver a superior mortgage product and exceptional customer service that are our points of distinction from competitors in the marketplace.

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

Our servicing model, along with the newly created Stonegate Direct, is very focused on “recapture,” which involves actively working with existing borrowers to refinance their mortgage loans with Stonegate. When a loan is paid off or refinanced with a different lender, we lose the servicing fees on the loan, so our ability to recapture loans successfully is important to the longevity of our servicing cash flows. Because the refinanced loans typically have lower interest rates or lower monthly payments, and, in general, subsequently refinance more slowly and default less frequently, these refinancings also typically improve the overall quality of our servicing portfolio.

Our servicing business produces strong recurring, contractual fee-based revenue with minimal credit risk. Servicing fees are primarily based on the aggregate unpaid principal balance ("UPB") of the loans serviced and the payment structure varies by loan source and type. These include differences in rate of servicing fees as a percentage of UPB and in the structure of advances. We believe our origination business gives us a distinct advantage in building a high-quality portfolio of MSRs over those who rely heavily on purchasing MSRs from others to build their portfolios as originated portfolios generally perform better given the extensive diligence and underwriting procedures that we apply to each loan. In addition, there is a tax benefit associated with originated MSRs in that no MSRs asset is created and tax income is derived from the servicing revenue as opposed to an asset being created and amortized over a set period of time for purchased MSRs.

We service loans using a model designed to improve loan performance and reduce loan defaults and foreclosures. Our servicing portfolio consists of MSRs we retain from loans that we originate and MSRs we acquire from third party originators, including in transactions facilitated by GSEs. The loans we service are typically securitized by us, i.e., the loans have been pooled together with multiple other loans and interests have been sold to third party investors that are secured by loans in the securitization pool. As an asset manager, we are prepared to act as either a buyer or a seller, and/or subservicer, of MSRs, depending on existing market conditions.

The table below contains information related to the mortgage loans in our servicing portfolio as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Servicing portfolio ($UPB in thousands)	$18,336,745	$11,923,510
Weighted average coupon	4.10%	3.84%
Weighted average age (in months)	12.0	10.0
90+ day delinquency rate	0.47%	0.36%
Weighted average FICO score	720	739
Gross constant prepayment rate [1]	9.45%	6.48%
1 Represents the rate at which a pool of mortgage loans' remaining balance is prepaid each month. The rate is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.
Mortgage Financing
We acquired our financing platform, known as NattyMac, in August 2012, and fully integrated the platform into our mortgage banking operations in December of 2012. Founded in 1994, NattyMac earlier operated as an independent mortgage warehouse lender focused on financing prime mortgage collateral, such as agency-eligible, government insured and government guaranteed loans that were committed for purchase by GSEs. In June 2013, we consolidated our NattyMac financing platform into a wholly-owned subsidiary to focus on providing warehouse financing to our correspondent customers and others. NattyMac allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for its customers, who are our correspondents and others. We believe that NattyMac is highly scalable with little additional fixed cost investment needed to grow our customer base. This also creates an additional source of funding for our correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore additional financing opportunities.
Our financing platform features a centralized custodian and disbursement agent allowing us to enter into participation arrangements with financial institutions, such as regional banks, for an interest in our newly originated loans during the time these loans would otherwise be funded by a warehouse line or traditional repurchase facility. Additionally, by offering regional banks an opportunity to invest in a liquid high-quality asset, we are able to earn net interest income. By partnering with regional banks and other investors, we believe it allows us to compete with other bank-owned warehouse lenders who have traditionally dominated this market. We are also able to share in the interest income with the regional banks and other investors to increase revenue. To grow these participation agreements, on April 15, 2014, we entered into an agreement whereby we agreed to invest in the subordinate debt of Merchants Bancorp, which, in turn, agreed to form NattyMac Funding, Inc. (“NMF”) to invest in participation interests in residential mortgage loans originated by us, as discussed below. In addition to growing the number of these participation arrangements, we will focus on increasing business with existing financial institution customers to maximize this revenue.

Significant Transactions and Recent Developments
(Dollar Amounts In Thousands or As Otherwise Stated Herein)

Acquisition of Medallion Mortgage Company

In line with our strategy of growth by geographic expansion, on February 4, 2014, we completed our acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion services customers with an extensive portfolio of residential real estate loan programs and has 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, we purchased certain assets, assumed certain liabilities and offered employment to certain employees. Total consideration of $861 was funded with working capital and existing cash resources and included cash consideration of $258 and contingent consideration based primarily on future origination volume estimated to be $603 at the acquisition date. The Company estimated the fair value of the earnout liability as of December 31, 2014 and determined that a decrease to the original estimate of $153 was appropriate as of December 31, 2014. For additional information regarding this transaction, refer to Note 4 "Business Combinations," to our unaudited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Subordinated Debt Agreement
On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund NMF, a wholly-owned subsidiary, that will invest in participation interests in warehouse lines of credit ("WLOCs") originated by our wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by us. The amount of the subordinated debt funded by us is designed to be greater than or equal to 10% of the assets of NMF. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. On September 25, 2014, we expanded the maximum amount of our investment in the subordinate debt of Merchants Bancorp to $30,000. The subordinated debt investment in Merchants Bancorp, subsequent funding of NMF by Merchants Bank, and resulting purchase of WLOCs and residential mortgage participations by NMF is designed to provide liquidity to the Company for its WLOCs originated by NattyMac and additional liquidity for our residential mortgage originations.

MSR Sales

Our MSRs are primarily created through our originations channels. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. We successfully executed on this strategy by selling nearly $4 billion of MSRs during the 3rd and 4th quarters of 2014, freeing up capital to reinvest back into originations, which has a higher return potential. The nearly $4 billion of UPB in FNMA MSRs were sold to an unrelated party in two separate transactions. These two pools contained no GNMA or FHLMC MSRs, had average mortgage interest rates that were less than current mortgage interest rates, and had a different geographic make up than our overall portfolio. We sub-serviced the loans in both pools temporarily for a fee, during which time we were also entitled to certain other ancillary income amounts. We have begun to re-deploy the proceeds from these sales back into our originations platform to create newly originated MSRs with the intent of improving our returns. We expect that our MSRs payoff and principal amortization and fair market value adjustments on the MSRs asset would have been more negative had we not executed these sales.
Formation of Stonegate Direct

To increase our direct to consumer retail origination volume, on October 1, 2014, we announced the formation of a new division called Stonegate Direct, which provides consumers across the United States with direct access to mortgage advisors and technology to facilitate 24 hour, seven days a week, access to our mortgage products and services. The creation of this new division greatly enhances and simplifies the customer experience and home loan application process for qualified customers by providing quick, secure online access for homebuyers and those looking to refinance. Stonegate Direct was formed through the integration of the call center operations of Crossline Capital, which was acquired in December 2013. The creation of this new division is part of our initiative to deliver a superior mortgage product and exceptional customer service that are our points of distinction from competitors in the marketplace.
Shelf Registration
Subsequent to year end, on January 14, 2015, we filed a registration statement with the Securities and Exchange Commission (the "SEC") under the shelf registration rules that allows us to sell, from time to time, in one or more offerings, on a continuous or delayed basis, certain securities, such as common stock, debt securities, preferred stock, depository shares, and/or warrants, for an aggregate initial offering price of up to $200,000. In addition, the registration statement registered shares of certain existing shareholders to provide them the opportunity to sell the shares to the public.

Employees
As of December 31, 2014, we had 1,294 employees, all of whom are based in the United States. We are not aware that any of our employees is a member of any labor union, we are not subject to any collective bargaining agreement, and we have never experienced any business interruption as a result of any labor dispute.
Regulation
Our business is subject to extensive federal, state and local regulation. Our loan originations, loan servicing and debt collection operations are primarily regulated at the state level by state licensing authorities and administrative agencies. Because we do business in 47 states and the District of Columbia, we, along with certain of our employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer, mortgage loan originator and/or debt default specialist, pursuant to applicable state law. These laws typically require that we file applications and pay certain processing fees to be approved to operate in a particular state, and that our principals and loan originators be subject to background checks, administrative review and continuing education requirements. Our mortgage servicing business is licensed (or maintains an appropriate statutory exemption) to service mortgage loans in 47 states and the District of Columbia. Our retail loan origination channel is licensed to originate loans in the states in which it operates, and our direct origination channel is licensed to originate loans in 47 states and the District of Columbia. From time to time, we receive requests from states and other agencies for records, documents and information regarding our policies, procedures and practices regarding our loan originations, loan servicing and debt collection business activities, and we are subject to periodic examinations by state regulatory agencies. We incur ongoing costs to comply with these licensing requirements.
The federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 also requires all states to enact laws requiring each individual who takes mortgage loan applications, or who offers or negotiates terms of a residential mortgage loan, to be individually licensed or registered as a mortgage loan originator. These laws require each mortgage loan originator to enroll in the Nationwide Mortgage Licensing System, apply for individual licenses with the state where they operate, complete a minimum of 20 hours of pre-licensing education and an annual minimum of eight hours of continuing education, and to successfully complete both national and state exams.
In addition to licensing requirements, we must comply with a number of federal consumer protection laws, including, among others:

◦	the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

◦	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

◦	the Truth in Lending Act ("TILA") and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans;

◦	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;

◦	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

◦	the Homeowners Equity Protection Act, which requires, among other things, the cancellation of mortgage insurance once certain equity levels are reached;

◦	the Home Mortgage Disclosure Act and Regulation C thereunder, which require mortgage lenders to report certain public loan data;

◦	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

◦
the Real Estate Settlement Procedures Act ("RESPA") and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, transfers, lender-placed insurance, loss mitigation, error resolution and other customer communications; and

◦
certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which among other things, created the Consumer Financial Protection Bureau ("CFPB") and prohibits unfair, deceptive or abusive acts or practices, as further described below.

Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act which regulates the financial services industry, including securitizations, mortgage originations and mortgage sales. The Dodd-Frank Act also established the CFPB to enforce laws involving consumer financial products and services, including mortgage finance. The CFPB directly influences the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

The Dodd-Frank Act also directs the federal banking agencies and the Securities and Exchange Commission to adopt rules requiring an issuer or other entity creating an asset-backed security (including a mortgage-backed security) to retain an economic interest in a portion of the credit risk for the assets underlying the security. In 2014, the agencies approved a credit risk retention rule that requires sponsors of securitizations retain not less than 5% of the credit risk of the assets. The approved rule provides sponsors with various options for meeting this requirement, including retaining risk equal to at least 5% of each class of asset-backed security, 5% of par value of all asset-backed security interests issued, 5% of a representative pool of assets, or a combination of these options. Under this rule, asset-backed securities that are collateralized exclusively by qualified residential mortgages would not be subject to these requirements. The rule defines qualified residential mortgages to have the same meaning as the term “qualified mortgage” as defined by TILA. The rule also recognizes that the sponsor of a FNMA or FHLMC securitization will satisfy the rule’s risk-retention provisions, at least while those agencies remain in conservatorship or receivership with capital support from the U.S. government, because of their 100% guarantee of principal and interest payable on the sponsored securities. Because substantially all of our loans are sold to, or pursuant to programs sponsored by, FNMA, FHLMC, or GNMA, the approved rule would exempt us from the risk-retention requirements with regard to securities backed by such loans.

In addition, on August 1, 2014 the CFPB promulgated the TILA-RESPA Integrated Disclosure rule that integrates the mortgage loan disclosures required under TILA and sections 4 and 5 of RESPA. The TILA-RESPA rule contains new requirements and two disclosure forms that borrowers will receive in the process of applying for and consummating a mortgage loan. The first new disclosure form, the Loan Estimate, combines two existing forms, the good faith estimate and the initial truth-in lending disclosure, into one form. The loan estimate must be provided to consumers no later than the third business day after they submit a loan application. The rule defines a loan application as having six of the seven elements that RESPA required: consumer’s name, consumer’s income, consumer’s social security number to obtain a credit report, property address, estimate of the value of the property and mortgage loan amount sought. The second new disclosure form, the Closing Disclosure, also combines two existing forms, the settlement statement or HUD-1 and the final truth-in-lending disclosures, into one form. The Closing Disclosure must be provided to consumers at least three business days before consummation of the loan. There are also new tolerance levels for disclosed estimates and restrictions on fees and actions taken before the consumer has received the loan estimate and indicated an intent to proceed with the mortgage loan origination. These forms are designed to use clear language to make it easier for consumers to locate key information, such as interest rate, monthly payments, and costs to close the loan. They also provide more information to assist consumers in deciding whether they can afford the loan and to facilitate comparison of the cost of different loan offers. The implementation of these new forms and related requirements will necessitate significant operational and technological changes for the entire mortgage origination industry, and for our mortgage origination business in particular. The amendments are effective for any mortgage for which the creditor receives an application on or after August 1, 2015.

We continue to evaluate all aspects of the Dodd-Frank Act and the regulations issued thereunder. The burden associated with monitoring and complying with these regulations has increased our compliance costs and may restrict our origination and servicing operations, all of which could adversely affect our business, financial condition or results of operations.

Mortgage Origination
On January 10, 2014, the CFPB implemented final rules for the “ability to repay” requirement in the Dodd-Frank Act. The rules, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. For this purpose, the rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees;

(ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. This rule has not significantly impacted our mortgage production operations since most of the loans we currently originate are “qualified mortgages” under the rule, and we have made and continue to make assessments of each consumer’s ability to repay a mortgage loan before extending credit to that consumer. Nonetheless, to the extent we originate non-“qualified mortgages”, either inadvertently or purposefully, and we are found to have failed to make a reasonable and good faith determination of a borrower’s ability to repay any such loan, we could be subject to additional civil or criminal penalties including substantial fines, imprisonment for individual responsible parties, and statutory penalties payable to the borrower equal to the sum the borrower’s actual damages, twice the amount of the related finance charges up to $4,000, the actual amount of finance charges or fees paid by the borrower (unless we show our failure to comply is not material), and the borrower’s attorney’s fees and other costs in connection with the related litigation.
Mortgage Servicing

Title XIV of the Dodd-Frank Act imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Dodd-Frank Act and could lead to an increase in lawsuits against mortgage servicers. To that end, on January 10, 2014, the CFPB implemented final rules creating uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. Since becoming effective, these rules have increased costs to service loans across the mortgage industry.
Several state agencies overseeing the mortgage industry have entered into settlements and enforcement consent orders with mortgage servicers regarding certain foreclosure practices. These settlements and orders generally require servicers, among other things, to: (i) modify their servicing and foreclosure practices, for example, by improving communications with borrowers and prohibiting dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls of third party vendors, including outside legal counsel, that provide default management or foreclosure services on their behalf. Many of these practices are considered by regulators, investors and consumer advocates as industry "best practices." As such, we will be challenged to review and adapt many of these practices as well.
Competition
In our originations, servicing and financing businesses, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers. These originators and servicers, however, are experiencing higher operating costs and increased capital requirements, thus allowing an opportunity for us to successfully compete and take advantage of growth opportunities in the mortgage sector.
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
In our financing business, we primarily compete with depository institutions that use deposit funds to finance loans. These institutions, however, typically only focus on larger mortgage originations leaving the small- and mid-sized originators to sell mortgage loans to aggregators (a depository institution or non-bank originator), such as ourself. Thus, our financing platform allows us to compete with bank-owned mortgage lenders, who have access to cheaper deposit funding.
Reportable Segments
We operate three reportable business segments: Originations, Servicing and Financing. These reportable segments are based on our organizational structure, and reflect how the chief operating decision maker manages and evaluates the performance of the business, with a focus on the services performed. Our chief operating decision maker evaluates the performance of each segment based on their individual measurements of income before income taxes. Refer to Note 20, "Segment Information" included in Part II, Item 8 of this Annual Report on Form 10-K for details related to the asset components, operating revenues, income before income taxes, depreciation and amortization by segment for the years ended December 31, 2014, 2013 and 2012.
We do not have any foreign operations.
Seasonality
Our Originations segment is subject to seasonal fluctuations, and activity tends to diminish somewhat in the months of December, January and February, when home sales volume and loan origination volumes are at their lowest. This typically causes seasonal fluctuations in our origination business revenue, as well as our financing business revenue in our Financing segment, as such revenue is mostly interest income and directly correlates to originations. Levels of delinquency are also subject to seasonal fluctuations, with higher levels occurring December through March, which can negatively affect the profitability of our Servicing segment due to larger amounts of servicing advances and increased expenses from operational efforts dedicated to servicing delinquent loans.
Intellectual Property
We hold registered trademarks with respect to the name Stonegate Mortgage Corporation, our logos and various additional designs and word marks relating to the Stonegate Mortgage Corporation name. Additionally, we own registered trademarks with respect to the name of NattyMac, its logo and various additional designs and word marks relating to NattyMac that we acquired. We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures.
Available Information
We are an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act")), and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). Our Internet website is www.stonegatemtg.com. We have included our Internet website address throughout this Annual Report on Form 10-K as textual reference only. The information contained on our Internet website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our Internet website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange ("NYSE"). The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider such list to be a complete statement of all potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.
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

In January 2014, the final capital requirements of the Basel Committee on Banking Supervision of the Bank of International Settlements, known as Basel III, became effective for U.S. banking organizations. These requirements should increase the cost of funding on financial institutions that we rely on for financing. Such Basel III requirements could reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could materially and adversely affect our business, financial condition and results of operations.
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
As of December 31, 2014, we were licensed in 47 states and the District of Columbia, and expect to become licensed in New York, which makes up approximately 3-4% of the total U.S. residential mortgage market, in the near future, which we expect will have a positive impact on our origination growth. However, there are no assurances that we will obtain a license in New York. If we are unable to obtain the license in New York, we will not be able to grow our business in accordance with our current plans, and our business, financial condition and results of operations would be materially and adversely affected.
The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies and/or defaults, which could adversely affect our business, financial condition and results of operations.
The following is a summary of the loans we serviced as of December 31, 2014 by geographic concentration as measured by the total unpaid principal balance as of December 31, 2014:

(dollars in millions)	$ UPB	% of Total $UPB
California	$2,512	14%
Texas	2,261	12%
Illinois	1,133	6%
Indiana	1,064	6%
Missouri	1,010	6%
Ohio	958	5%
New Jersey	943	5%
Florida	935	5%
All other states	7,521	41%
Total	$18,337	100%

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
At December 31, 2014, there was one state in which we were not licensed but had a license pending. As our origination volume increases in the states where we have only recently become licensed and have not yet expanded our operations and in the additional states where we become licensed, we expect our geographic concentration to change and our origination and servicing of loans could be impacted by geographic concentrations in different states. To the extent those states experience weaker economic conditions or greater rates of decline in single-family residential real estate values, the concentration of loans we originate and service in those regions may increase the effect of the risks to our business.
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

We may incur losses due to changes in prepayment rates.

Our MSRs carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential MSRs). The rate of prepayment of residential mortgage loans may be influenced by a variety of factors, including, but not limited to, changing national and regional economic trends (such as recessions or depressed real estate markets), the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates, or other terms that can affect the amount of payments borrowers make on mortgage loans, such as the rates or fees applicable to private or government-provided mortgage insurance. Changes in prepayment rates are therefore difficult for us to predict. An increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their obligations. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, the fair value of portfolios of residential mortgage loan servicing rights tend to decrease during periods of declining interest rates, because greater prepayments can be expected and, as a result, the amount of loan administration income received also decreases.

Our investments in mortgage loans and MSRs may become illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Our investments in mortgage loans and MSRs may become illiquid. If that were to occur, it may be difficult or impossible to obtain or validate third party pricing on the investments we purchase. Illiquid investments also typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. We cannot predict if our mortgage loans or MSRs may become illiquid, or when such event may occur, though some factors that have contributed to periods of illiquidity for these assets generally in the past have been weak economic conditions, rates of decline in single-family residential real estate values and volatile interest rates. Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value.

Federal, state and local laws and regulations could materially adversely affect our business, financial condition and results of operations.
Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our origination and servicing businesses, the fees we may charge, and the services we provide. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. In particular, the CFPB and applicable state agencies have the power to levy fines or file suits against us or compel settlements with monetary penalties and operation requirements, and a material failure to comply with any state laws or regulations could result in the loss or suspension of our licenses in the applicable jurisdictions where such violations occur. Any of these outcomes could materially and adversely affect our business, financial condition and results of operations.
In addition, there continue to be changes in legislation and licensing requirements that are intended to improve the consumer mortgage loan experience, which require technological changes and additional implementation costs for mortgage loan originators and servicers, such as the implementation of the TILA-RESPA Integrated Disclosure rule, which becomes effective on August 1, 2015. We expect legislative and licensing changes will continue in the foreseeable future, which will likely increase our operating expenses. Furthermore, there continue to be changes in state and federal laws and regulations that are adverse to mortgage originators and servicers that increase costs and operational complexity of our business and impose significant penalties for violation. Any of these changes in the law could materially and adversely affect our business, financial condition and results of operations.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and foreclosure actions in particular. These laws, regulations and rules may result in significant delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances. In some cases, local governments have ordered moratoriums on foreclosure activity, which prevent a servicer or trustee, as applicable, from exercising any remedies they might have in respect of liquidating a severely delinquent mortgage loan. Several courts also have taken unprecedented steps to slow the foreclosure process or prevent foreclosure altogether. See "Regulation" in Item 1 of this Form 10-K.
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
We originate and sell FHA, VA and USDA loans. The origination of FHA, VA and USDA loans represented approximately 43%, 40% and 29% of the dollar value of loans originated during the years ended December 31, 2014, 2013 and 2012, respectively. The housing finance reform contemplated by the Obama administration may impact the lending qualification and limits of these programs, which may adversely impact our volume of FHA, VA and USDA loan originations in the future and may increase the price of our mortgage insurance premiums or otherwise adversely affect our business, financial conditions and results of operations.

On January 30, 2015, the FHFA proposed new minimum financial eligibility requirements that apply to Fannie Mae and Freddie Mac seller/servicers, including non-bank seller/servicers. As proposed, these new requirements include a minimum net worth of $2.5 million plus 25 basis points of the UPB of the total mortgage loans serviced, a capital ratio of tangible net worth to total assets of greater than 6%, and a minimum liquidity amount of 3.5 basis points of total agency servicing (Fannie Mae, Freddie Mac, and Ginnie Mae) plus an incremental 200 basis of total non-performing agency servicing in excess of the 6% of total agency servicing UPB, with restrictions on the types of assets that will be eligible to be counted as liquidity. While we currently meet these requirements as proposed, the FHFA could ultimately enact more stringent financial eligibility requirements, or other federal or state agencies may enact additional requirements that are more stringent. Failure to comply with any of these requirements could adversely affect our business, financial condition and results of operations.
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
On February 2011, the Obama administration presented Congress with a report titled "Reforming America's Housing Finance Market, A Report to Congress," outlining its proposals for reforming the housing finance markets in the United States. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. There are also proposals to reduce the maximum size of loans insured by FHA (which comprise the majority of loans in the Ginnie Mae program) or otherwise reform FHA lending. In addition, various bills have been proposed by members of Congress to eliminate the GSEs and replace them with private but federally-subsidized guaranties for qualifying loans, to combine them into a single entity that will provide guaranties to a smaller number of qualified loans, or to continue their operations but in a more limited form and with greater capital requirements. Thus, the long-term future of the GSEs is still unclear.
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
If we are unable to sell or securitize our non-agency mortgage loans, our business will be adversely affected and even if we are successful in securitizing our non-agency mortgage loans, we may bear a portion of the risk of loss associated with these loans.
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
In addition, if we sponsor the securitization of non-agency mortgage loans, we may be required to retain an interest in the securitized loans and would thus bear some of the risk of loss associated with the loans, such as default risk.
Unlike banks and similar financial institutions with which we compete, we are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from an exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements that is generally given to a depository institution under state law. We must comply with state licensing requirements and varying compliance requirements in each of the 47 states and the District of Columbia, in which we do business. Future regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees, or may impose conditions to licensing that we are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. In particular, Benjamin Lawsky, superintendent of New York's Department of Financial Services, indicated that the agency had "significant concerns" that the growth of non-bank mortgage servicers may "create capacity issues that put homeowners at risk." Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially and adversely affect our business, financial condition and results of operations.
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
GSE actions may negatively impact our MSRs and business.

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

The FHFA has released progress reports on the implementation of these efforts and outlined (i) the development of a new Contractual and Disclosure Framework that will align the contracts and data disclosures that support the mortgage-backed securities and set uniform contracts and standards for MBS that carry no or only a partial federal guarantee; (ii) the development of a common securitization platform that will perform major elements of the securitization process and eventually act as the agent of an issuer; and (iii) the initiation of a Uniform Mortgage Data Program to implement uniform data standards for single-family mortgages.
Our earnings may decrease because of changes in prevailing interest rates and any corresponding effects on origination volumes or the value of our assets.
Our profitability is directly affected by changes in prevailing interest rates. The following are the material risks we face related to changes in prevailing interest rates:

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

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources. Our servicing portfolio, measured in unpaid principal balance, has grown from approximately $1.3 billion at December 31, 2011 to approximately $18.3 billion at December 31, 2014. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the mortgage lending market and legal, accounting and regulatory developments relating to all of our business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:

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
We have acquired and may acquire additional loan origination platforms or businesses, servicing assets and businesses and other businesses that we believe complement our existing business and will contribute to our growth, and the failure to do so on attractive terms or at all or to integrate acquisitions into our operations or otherwise manage our planned growth may adversely affect us.
In 2013, we acquired Crossline, certain assets of Nationstar and an MSRs portfolio from an independent third party, and, in February 2014, we acquired certain assets of Medallion. We can provide no assurances that the acquired businesses or MSRs portfolio may achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth prospects or other anticipated benefits. In addition, goodwill or other intangible assets established as a result of our business combinations may be incorrectly valued or become non-recoverable, which could result in impairment charges that would adversely affect our earnings.
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
Upon completion of our IPO, we became a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) so that our management can certify as to the effectiveness of our internal controls over financial reporting as of December 31, 2014. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal controls over financial reporting when we cease to be an “emerging growth company,” as defined in the JOBS Act, although we could potentially qualify as an “emerging growth company” until December 31, 2018. As a result, we are in the process of improving our financial and managerial controls, reporting systems and procedures, incurring substantial expenses in making such improvements and testing our systems and hiring additional personnel. However, if we are unable to remediate any material weaknesses that may be identified in the future, if our management is unable to certify the effectiveness of our internal controls (at the time they are required to do so), if our independent registered public accounting firm cannot deliver (at such time as it is requested to do so by us) a report attesting to the effectiveness of our internal control over financial reporting or if we in the future identify and fail to remediate material weaknesses in our internal controls identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.
The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
Our mortgage loan origination business is dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement. We are in the process of enhancing our proprietary, automated, risk-based due diligence platform (known as Stonegate Connect), which we expect to provide a highly scalable, transparent, and consistent diligence platform from loan origination to securitization. We believe Stonegate Connect is a significant competitive advantage, but the technology in this platform is new and is still being refined and implemented. If we are unsuccessful in implementing this platform as quickly as we intend, or if we experience technical difficulties with the platform, our business and operations could be adversely affected. Our due diligence platform and other technologies may not meet our expectations or maintain our needs for technological advancement. Further, the development of such technologies and maintaining and improving new technologies will require significant capital expenditures and maintaining the technological proficiency of our personnel will require significant expense.
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
On January 10, 2014, the CFPB implemented certain provisions of the Dodd-Frank Act relating to mortgage originations. Under the new originations rule, before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain requirements will be presumed to comply with the new rule with respect to these loans. On January 10, 2014, the CFPB also implemented final rules for certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for customer service. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. On August 1, 2014, the CFPB announced the TILA-RESPA Integrated Disclosure rule that integrates the mortgage loan disclosures required under TILA and sections 4 and 5 of RESPA. The TILA-RESPA rule contains new requirements and two disclosure forms that borrowers will receive in the process of applying for and consummating a mortgage loan, and it will take effect on August 1, 2015. The CFPB also issued guidelines on October 13, 2011 and January 11, 2012 indicating that it would send examiners to banks and other institutions that service and/or originate mortgage loans to assess whether consumers’ interests are protected.
The ongoing implementation of the Dodd-Frank Act, including the implementation of the new origination and servicing rules by the CFPB and the CFPB’s continuing examination of our industry, will increase our regulatory compliance burden and associated costs and place restrictions on our originations, servicing and financing operations, which could in turn adversely affect our business, financial condition and results of operations. See "Regulation" in Item 1 of this Form 10-K.
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
The current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our financing facilities, delay the recovery of advances, or result in compensatory fees being imposed against us by a GSE or the FHFA for delaying the foreclosure process, all or any of which could adversely affect our business, financial condition and results of operations.

Court cases in Oregon and Washington have challenged whether MERS meets the statutory definition of deed of trust beneficiary under applicable state laws. Based on decisions handed down by courts in Oregon, we and other servicers of MERS-related loans have elected to foreclose through judicial procedures in Oregon, resulting in increased foreclosure costs, longer foreclosure timelines and additional delays. If the Oregon case law is upheld on appeal, and/or if the Washington or other state courts where we do significant business issue a similar decision in the cases pending before them, our foreclosure costs and foreclosure timelines may continue to increase, which in turn, could increase our single family loan delinquencies, servicing costs, and adversely affect our cost of doing business and results of operations.
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

Insurance on real estate securing mortgage loans and real estate securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, that result from such events as earthquakes, hurricanes, floods, acts of war or terrorism, and that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.

Borrowers with adjustable rate mortgage loans are especially exposed to increases in monthly payments and they may not be able to refinance their loans, which could cause delinquency, default and foreclosure and therefore adversely affect our business.
At December 31, 2014, we serviced adjustable rate mortgage loans that represented 1.58% of our total servicing portfolio. Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upwards adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase the cost of servicing the mortgage loans we service and reduce the number of mortgage loans we service.
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
From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, including the commitments we make to prospective borrowers, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition, cash flows and results of operations.
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
During 2013, we became aware that we purchased certain refinancing loans with original principal amounts totaling approximately $5.2 million in cases where the prior mortgage on the property securing the mortgage loan that we purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of our process in purchasing a mortgage loan from a correspondent, we generally require that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these loans. As a result, the borrower should be insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. We believe that our procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage and that our practice of obtaining closing protection letters is appropriate to protect us in these situations. We have notified the affected borrowers and the relevant insurance carriers, and we expect that the title insurance obtained in connection with the refinancings will result in our loan having a first priority status. However, there can be no assurances that the prior mortgages will be fully satisfied from the title insurance claims or that instances like this will not occur in the future.
Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability, any of which could adversely affect our business, financial condition and results of operations.
In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations and expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition and results of operations. In addition, some of our third party service providers may be subject to enhanced regulatory scrutiny due to regulatory findings during examinations of such service provider(s) conducted by federal regulators. While we intend to subject such vendor(s) to higher scrutiny and monitor any corrective measures that the vendor(s) are or would undertake if applicable, we are not able to fully mitigate any risk which could result from a breach or other operational failure caused by this, or any other vendor’s breach. See also risk factor titled, “Technology failures or terrorist attacks could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.”

Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. Additionally, in April 2012 the CFPB issued CFPB Bulletin 2012-03 which states that supervised banks and non-banks could be held liable for actions of their service providers.  As a result, we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the vendors with whom we do business violate consumer protection laws.
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

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.
ITEM 2. PROPERTIES
The following table sets forth information related to our primary operating facilities at December 31, 2014. In addition to the facilities listed in the table below, we also lease small offices (retail branches and executive suites) throughout the United States.

Location	Owned/Leased	Square Footage
Principal executive office:
Indianapolis, Indiana -- Corporate Headquarters	Leased	77,421
Business operations and support offices:
Lake Forest, California	Leased	39,870
Clearwater, Florida	Leased	32,533
Dallas, Texas	Leased	22,470
Indianapolis, Indiana	Leased	21,000
Overland Park, Kansas	Leased	16,019
Creve Coeur, Missouri	Leased	14,364
Scottsdale, Arizona	Leased	12,717
Oak Brook, Illinois	Leased	9,192
Mansfield, Ohio	Leased	6,300

Of the above locations, Mansfield, Ohio and Dallas, Texas house our Servicing business, while our Financing business is based in Clearwater, Florida which also includes some of our Originations business. All other locations, with the exception of our Indianapolis, Indiana locations which are devoted to corporate operations and risk compliance, support our Originations business.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings at December 31, 2014, see the "Litigation" section of Note 16, "Commitments and Contingencies" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock, par value $0.01 per share, has been listed on the NYSE under the symbol "SGM" since October 10, 2013. Our initial public offering was priced at $16.00 on October 9, 2013. The following table presents the high and low sales prices for our common stock on the NYSE for the years ended December 31, 2014 and 2013:

	High	Low
2014
First Quarter	$17.00	$14.15
Second Quarter	$15.37	$11.99
Third Quarter	$15.26	$12.55
Fourth Quarter	$14.46	$11.55
2013
Fourth Quarter	$18.94	$15.73

As of February 24, 2015, there were 25,780,973 shares outstanding and 1,310 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, the Russell 2000 Market Index and the S&P Diversified Financials Market Index from October 10, 2013 (the date our common stock began trading on the NYSE) through December 31, 2014. This graph assumes an initial investment of $100 on October 10, 2013 in each of our common stock, the Russell 2000 Market Index and the S&P Diversified Financials Market Index (and the reinvestment of all dividends).
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

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*

Among Stonegate Mortgage Corporation, the Russell 2000 Index,
and S&P Diversified Financials Market Index

$140
$120
$100
$80
$60
$40
$20
$0
10/10/13
10/13
11/13
12/13
1/14
2/14
3/14
4/14
5/14
6/14
7/14
8/14
9/14
10/14
11/14
12/14
Stonegate Mortgage Corporation
Russell 2000
S&P Diversified Financials Market Index

*$100 invested on 10/10/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial information of Stonegate. The selected historical consolidated financial data as of December 31, 2014 and 2013, and for each of the years ended December 31, 2014, 2013, and 2012, has been derived from, and should be read together with, our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2012 and 2011 and for the year ended December 31, 2011 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. Amounts presented for basic and diluted earnings per share reflect the impact of our stock dividend of 12.861519 additional shares of our common stock for each share of our common stock that was outstanding on May 14, 2013.
You should read this selected financial data along with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

(In thousands, except per share data)	As of and for the Years ended December 31,
	2014	2013	2012	2011
Income Statement Data
Revenues:
Gains on mortgage loans held for sale, net	$156,925	$83,327	$71,420	$16,735
Gains on sales of mortgage servicing rights	$1,082	$—	$—	$—
Change in MSRs valuation	$(56,924)	$22,967	$—	$—
Payoff and principal amortization of MSRs portfolio	$(23,735)	$(8,545)	$—	$—
Loan origination and other loan fees	$26,817	$21,227	$9,871	$4,288
Loan servicing fees	$44,407	$22,204	$5,908	$2,628
Interest income	$37,045	$16,767	$5,257	$2,371
Expenses:
Salaries, commissions and benefits	$142,625	$72,475	$32,737	$13,085
General and administrative expense	$36,663	$23,085	$7,706	$3,163
Interest expense	$27,225	$14,426	$6,239	$2,728
Impairment of MSRs	$—	$—	$11,698	$2
Amortization of MSRs	$—	$—	$3,679	$960
Net (loss) income	$(30,679)	$22,598	$17,085	$2,335
Basic (loss) earnings per share	$(1.19)	$1.61	$5.31	$0.70
Diluted (loss) earnings per share	$(1.19)	$1.32	$2.26	$0.59
Balance Sheet Data
Cash and cash equivalents	$45,382	$43,104	$15,056	$403
Mortgage loans held for sale, at fair value	$1,048,347	$683,080	$218,624	$61,729
MSRs, at fair value	$204,216	$170,294	$—	$—
MSRs, at lower of amortized cost or fair value	$—	$—	$42,202	$17,679
Total assets	$1,596,551	$989,889	$309,606	$89,108
Secured borrowings - mortgage loans	$592,798	$342,393	$102,675	$57,894
Secured borrowings - MSRs	$75,970	$—	$—	$—
Mortgage repurchase borrowings	$472,045	$223,113	$100,301	$—
Warehouse lines of credit	$1,374	$7,056	$—	$—
Total liabilities	$1,316,476	$682,388	$254,357	$78,692
Total stockholders' equity	$280,075	$307,501	$55,249	$10,416
Other Data
Origination volume	$12,634,787	$8,706,887	$3,449,407	$1,050,434
Servicing portfolio ($UPB)	$18,336,745	$11,923,510	$4,145,340	$1,315,888

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(Dollars In Thousands, Except Per Share Data or As Otherwise Stated Herein)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements and related notes as of and for the years ended December 31, 2014, 2013 and 2012, included in Part II, Item 8 of this Annual Report on Form 10-K. This MD&A contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. As used in this discussion and analysis, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” refer to Stonegate Mortgage Corporation and its consolidated subsidiaries.

Overview
We are a specialty finance company that operates as an intermediary. We are focused on providing investment yield opportunities in the residential mortgage market to investors through originating, financing, and servicing U.S. residential mortgage loans. We predominantly transfer mortgage loans into pools of Government National Mortgage Association ("Ginnie Mae" or "GNMA") mortgage backed securities ("MBS") and sell mortgage loans to the Federal National Mortgage Association ("Fannie Mae" or "FNMA") and the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). We also sell mortgage loans to other third-party investors in the secondary market and provide short-term financing to other residential mortgage loan originators. Our principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing and (iii) fee and net interest income from its financing facilities. We operate in three segments: Originations, Servicing and Financing. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business.
Market Considerations
Mortgage Originations and Financing
Today’s U.S. residential mortgage loan origination sector primarily offers conventional agency and government conforming mortgage loans. Non-prime and alternative lending programs and products represent only a small fraction of total mortgage loan originations. This dynamic, along with increased capital requirements, increased regulatory and compliance burdens and increased risks associated with repurchase requirements, has led to a consolidation among mortgage lenders in both the retail and wholesale channels. In addition to such consolidation, many mortgage loan originators have exited the market entirely.
Origination volume is impacted by changes in interest rates and the housing market. Overall originations volumes are down significantly in the current economic environment. According to Inside Mortgage Finance, total U.S. residential mortgage originations volume decreased from $3.0 trillion in 2006 to $1.9 trillion in 2013 and decreased further to $1.24 trillion during 2014, a 34.4% decrease in production levels from 2013. An increase in prevailing interest rates could also decrease origination volume. A more robust housing purchase market would help to alleviate the volatility of the mortgage market associated with refinance volume.  As of the beginning of 2015, the housing recovery has been delayed from most economists’ expectations.  At the end of 2014, homeownership was 64% compared to a high of 69% in 2005.
In addition, there continue to be changes in legislation and licensing in an effort to simplify the consumer mortgage loan experience, which require technological changes and additional implementation costs for mortgage loan originators. We expect legislative changes will continue in the foreseeable future, which may increase related expenses for originators in the industry. For additional information, see “Regulation” within Part I, Item 1 "Business" of this Annual Report on Form 10-K.
Mortgage Servicing
The mortgage servicing industry is impacted by borrower delinquencies and foreclosure activity, and servicers require a high level of expertise to comply with ongoing mortgage servicing reform and standardization of servicing and foreclosure practices within the industry. The modification of processes to adopt any new servicing or foreclosure standards may cause an increase in servicing costs for servicers in the industry. For additional information, see “Regulation” within Part I, Item 1 "Business" of this Annual Report on Form 10-K.

Recent Industry Trends and Our Outlook

The U.S. residential mortgage industry experienced mixed trends in loan applications during the second half of 2014, with purchase-mortgage demand declining since May 2014. Industry-wide mortgage loan originations have also declined since 2013 as higher interest rates have made the refinancing of mortgage loans less attractive for borrowers. Increasing interest rates can have a direct impact on the operating results of companies in the mortgage industry, including on our operating results.  On the other hand, refinance applications remained relatively stable during the second half of 2014. An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination and loan lock volumes;

•	a shift from loan refinancing volume to purchase loan volume;

•	a reduction of gains from mortgage loan sales;

•	short-term contraction of the gain on sale margin of mortgage loans including negative fair market value adjustments on locked loans and loans held for sale;

•	an increase in net interest income from financing (assuming a steeper forward yield curve);

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations; and

•	an increase in income earned on float.

Subsequent to December 31, 2014, longer-term interest rates declined over 50 basis points ("bps") during January 2015 due to various macroeconomic factors. Mortgage applications have increased during early 2015, driven primarily by refinance activity.  The prevailing 30-year fixed mortgage rates have been in the 3.9% - 4.0% range, which is an attractive level for refinance activity for many mortgage applicants.  Purchase applications, on the other hand, have continued to decline in the first months of 2015 due primarily to seasonality.

Performance Summary and Outlook

•	Mortgage loan originations of $12.6 billion for the year ended December 31, 2014, an increase of 45% compared to the year ended December 31, 2013.

•	Mortgage servicing portfolio ("UPB") of $18.3 billion as of December 31, 2014, an increase of 54% compared to the December 31, 2013 mortgage servicing portfolio of $11.9 billion.

•	Gain on sale revenue of $156.9 million, or 124 bps of origination volume for the year ended December 31, 2014, an increase of 28 bps, or 29%, compared to 96 bps for the year ended December 31, 2013.

•	Total expenses related to our Originations segment were 150 bps of origination volume for the year ended December 31, 2014, an increase of 47 bps or 46% compared to the year ended December 31, 2013.

•
Total expenses related to our Servicing segment were 9 bps of our average servicing portfolio for the year ended December 31, 2014, an increase of 1 bp or 13% compared to the year ended December 31, 2013.

We have grown our origination platform by expanding geographically and gaining market share in existing markets. Currently we are licensed in 47 states and the District of Columbia, and expect to be licensed in New York, which makes up approximately 3-4% of the total U.S. residential mortgage market, in the near future, which we expect will have a positive impact on our origination growth. As of December 31, 2013, we were licensed in 45 states and the District of Columbia. We expect to continue to expand our origination volume by focusing efforts on the growth of direct to consumer originations within our retail branch channel, through our new Stonegate Direct division, and from third party originator customers. We created Stonegate Direct in October 2014, which allows us to reach customers directly through the Internet and call centers. Due to increased retail originations, we expect to generate higher revenues as retail originations produce higher revenue contribution than third party originators. We also expect to see a continued increase in our Government insured and non-agency mortgage loan originations, which we believe will align with our Originations strategy as this segment of the marketplace continues to develop. Accordingly, we expect we will expand our origination of non-agency loans and expect that we will sell these loans into the whole loan market or securitize these loans as private label securitizations at a future date.

Our servicing revenues have continued to grow as the number of loans in our servicing portfolio has increased and our mortgage servicing rights ("MSRs") assets have been generated through our origination platform. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. As we monitor these market conditions, we may choose to sell a portion of our servicing rights to third parties, continue our involvement as a subservicer to certain sold servicing rights, or sell a portion of our servicing rights on a flow basis or retain other beneficial interests (such as interest-only strips) as we determine to create the best economic value in the current market. Subservicing fee revenue is earned over the life of the associated loan and is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSRs, such as prepayment risk, and subservicing is less capital intensive than owning MSRs as there is no asset recorded on the balance sheet for subservicing of mortgage loans. Also, selling MSRs on a flow basis results in additional liquidity, allowing us to deploy capital resources into potential higher return assets and generate higher levels of profitability. As we sell MSRs, we lessen the negative impact that high prepayment speeds and lower interest rates have on our Servicing segment results, as the segment would no longer be subject to the fair value adjustments for the sold MSRs.

We continue to grow our financing segment as we focus on providing warehouse financing to our correspondent customers and others. Our financing subsidiary, which we refer to as NattyMac, became a wholly-owned subsidiary in June 2013 and allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for both our origination segment correspondent originators and customers who may not sell loans to our origination segments. We believe that NattyMac is highly scalable with little additional fixed cost investment needed to grow our customer base. We believe our focus on growth in NattyMac creates an additional source of capital for our correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

We have experienced increased expenses associated with geographical expansion, including our acquisitions of Nationstar Mortgage Holdings Inc. ("Nationstar") and Crossline Capital, Inc. ("Crossline") late in 2013 and of Medallion Mortgage Company ("Medallion") in early 2014, investments in technology and the growth of headcount necessary to support such expansion. We have also experienced growth within our platforms and increased industry regulatory compliance. With the expected growth in our originations, we expect to see an increase in total expenses, but a decrease in total expenses when calculated as a percentage of origination volume. We also expect expenses to increase as we expand our retail channel, but expect higher revenues from higher and more profitable retail originations offsetting this increase. We plan to maximize our potential return by focusing on lowering expenses through creating system automation efficiencies through information technology investments and process enhancements. As we continue to grow, we will invest in additional information technology infrastructure to manage our growth and to increase automation within our systems surrounding critical areas. We believe these investments will eventually lead to a decrease in expenses over the long-term.

Our expectations may be impacted by state regulations, market conditions or macro-economic events that could materially impact our actual results as discussed in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.
Non-GAAP Financial Measures
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net income and adjusted diluted EPS as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted diluted EPS exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on MSRs, stock-based compensation expenses, other non-routine costs and acquisition related costs. Other non-routine costs consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production during the first quarter of 2014. Other non-routine costs from the 2013 periods related to our equity offerings in the second and fourth quarters of that year. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for (loss) income before income taxes, net (loss) income or diluted (LPS) EPS prepared in accordance with GAAP.

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
The table below reconciles net (loss) income to adjusted net income and diluted (LPS) EPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the years ended December 31, 2014, 2013 and 2012.

Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
2014	2013	2012	$	%	$	%

Net (loss) income	$(30,679)	$22,598	$17,085	$(53,277)	(236)%	$5,513	32%
Adjustments:
Interest expense associated with term loan	—	1,587	—	(1,587)	(100)%	1,587	N/A
Changes in valuation inputs and assumptions on MSRs	56,924	(22,967)	—	79,891	(348)%	(22,967)	N/A
Impairment of MSRs	—	—	11,698	—	N/A	(11,698)	(100)%
Stock-based compensation expense	3,254	2,579	13	675	26%	2,566	19,738%
Ramp-up and other non-routine expenses [1]	10,883	7,386	—	3,497	47%	7,386	N/A
Bargain purchase gain	—	—	(1,172)	—	N/A	1,172	(100)%
Acquisition related expenses	49	146	406	(97)	(66)%	(260)	(64)%
Tax effect of adjustments	(24,804)	4,238	(4,225)	(29,042)	(685)%	8,463	(200)%
Adjusted net income	$15,627	$15,567	$23,805	$60	—%	$(8,238)	(35)%

Diluted (LPS) EPS	$(1.19)	$1.32	$2.26	$(2.51)	(190)%	$(0.94)	(42)%
Adjustments:
Interest expense associated with term loan	—	0.09	—	(0.09)	(100)%	0.09	N/A
Changes in valuation inputs and assumptions on MSRs	2.21	(1.34)	—	3.55	(265)%	(1.34)	N/A
Impairment of MSRs	—	—	1.56	—	N/A	(1.56)	(100)%
Stock-based compensation expense	0.13	0.15	—	(0.02)	(13)%	0.15	N/A
Ramp-up and other non-routine expenses	0.42	0.43	—	(0.01)	(2)%	0.43	N/A
Bargain purchase gain	—	—	(0.15)	—	N/A	0.15	(100)%
Acquisition related expenses	—	0.01	0.05	(0.01)	(100)%	(0.04)	(80)%
Tax effect of adjustments	(0.96)	0.25	(0.56)	(1.21)	(484)%	0.81	(145)%
Adjusted diluted EPS	$0.61	$0.91	$3.16	$(0.30)	(33)%	$(2.25)	(71)%
1 For the year ended December 31, 2014, amount consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production. For the year ended December 31, 2013, amount consists primarily of costs related to our equity offerings that occurred in the second and fourth quarters of 2013.
Adjusted net income during the year ended December 31, 2014 was consistent compared to the year ended December 31, 2013. The slight increase was primarily attributable to increased revenues from increased origination volume, a change in originations mix to channels with higher revenue margins and higher average servicing portfolio. This increase was partially offset by higher operating expenses associated with increased volume and headcount, in line with our strategy of expanding our geographic retail-lending footprint. Adjusted diluted EPS decreased $0.30, or 33%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due primarily to the dilution associated with higher weighted average shares outstanding as a result of our equity offerings that occurred during the second and fourth quarters of 2013 and the previously discussed decrease in adjusted net income.
Recent Developments and Significant Transactions

A component of our overall strategy for 2014 continued to be growth through geographic expansion. We continued to unlock remaining markets through licensing in those states and maturation within in the new markets consistent with our historical experience. During 2014, we added Vermont and Nevada to our geographic footprint and as of December 31, 2014, were licensed in 47 states plus the District of Columbia.

As part of our strategy of growth by geographic expansion, on February 4, 2014, we completed our acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion services customers with an extensive portfolio of residential real estate loan programs and has 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, we purchased certain assets, assumed certain liabilities and offered employment to certain employees. Total consideration of $861 was funded with working capital and existing cash resources and included cash consideration of $258 and contingent consideration based primarily on future origination volume estimated to be $603 at the acquisition date. The Company estimated the fair value of the earnout liability as of December 31, 2014 and determined that a decrease to the original estimate of $153 was appropriate as of December 31, 2014. For additional information regarding this transaction, refer to Note 4 "Business Combinations," to our unaudited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We operate a diversified origination business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  We believe the retail channel offers us a lower cost basis of generating MSRs due to the higher cash gain on sale and fee income, driving our strategic focus on growing that channel's origination volume.

In an effort to increase our direct to consumer retail origination volume, on October 1, 2014, we announced the formation of a new division called Stonegate Direct, which provides consumers across the United States direct access to mortgage advisors to facilitate 24 hour, seven days a week, access to our mortgage products and services. This new division greatly enhances and simplifies the customer experience and home loan application process for qualified customers by providing quick, secure online access for homebuyers and those looking to refinance. Stonegate Direct was formed through the integration of the call center operations of Crossline Capital, which was acquired in December 2013. The creation of this new division is part of our initiative to deliver a superior mortgage product and exceptional customer service that are our points of distinction from competitors in the marketplace.

We also expect to see a continued increase in our non-agency mortgage loan originations, which provide innovative products that meet borrowers' demands and investors' return thresholds. Accordingly, we expect to expand our originations of non-agency loans through sales to the whole loan market. During 2014, we obtained ratings from Standard & Poor's ("S&P"), Fitch Ratings and Dominion Bond Rating Service ("DBRS") for our originations segment of Average, Average and Acceptable, respectively. These ratings were obtained both to facilitate current sales of non-agency loans to third party investors and in preparation for potential private label securitizations at a future date. Additionally, our warehouse financing platform provides access to efficient sources of capital which strengthens relationships with small to mid-size correspondents and results in additional origination volume.

On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that would invest in participation interests in warehouse lines of credit ("WLOCs") originated by our warehouse financing platform, NattyMac, and in participation interests in residential mortgage loans originated by us. The amount of the subordinated debt funded by us is designed to be greater than or equal to 10% of the assets of NMF, based on the average assets of NMF over the quarter period. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. On September 25, 2014, we expanded the maximum amount of its investment in the subordinate debt of Merchants Bancorp to $30,000. We have effectively utilized this NMF line to produce increased fee based income and interest rate spread in a declining note rate environment.

Our MSRs are created through our originations channels. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. We successfully executed on this strategy by selling nearly $4 billion of MSRs during the 3rd and 4th quarters of 2014, freeing up capital to reinvest in originations, which we believe has higher return potential over the course of an interest rate cycle. The nearly $4 billion of UPB in FNMA MSRs were sold to an unrelated party in two separate transactions. These two pools contained no GNMA or FHLMC MSRs, had average mortgage interest rates that were less than current mortgage interest rates, and had a different geographic make up than our overall portfolio. We sub-serviced the loans in both pools temporarily for a fee, during which time we were also entitled to certain other ancillary income amounts. We have begun to re-deploy the proceeds from these sales back into our originations platform to create newly originated MSRs with the intent of improving our returns.

Additionally, we have entered into MSRs financing facilities which allow us to leverage the MSRs we hold as assets, freeing up equity previously held against these assets. We continue to enter into strategic financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. The following financing-related transactions occurred throughout 2014:

•
Through a series of amendments during 2014, our current master repurchase and master participation agreements with Bank of America, N.A. ("Bank of America") have an aggregate maximum borrowing capacity of $400,000 and $200,000, respectively, and a maturity date of May 11, 2015. We also revised the profitability covenant for the Bank of America financing, to be hereafter calculated as pre-tax income for the trailing six months, excluding the change in mortgage servicing rights valuation and payoffs and principal amortization.

•	Through a series of amendments during 2014, our current master participation agreement with Merchants has an aggregate maximum borrowing capacity of $600,000 and a maturity date of July 31, 2015.

•
In addition to the master participation agreement with Merchants, we also have an operating line of credit and a warehouse line of credit with Merchants. The operating line of credit is unsecured and the warehouse line of credit is secured by residential mortgages owned by us. The available borrowing amounts under both the operating line of credit and the warehouse line of credit went through a series of increases and reductions via amendments from March 31, 2014 to September 9, 2014, such that as of December 31, 2014, both the operating and warehouse lines of credit were $2,000 borrowing facilities with maturity dates of July 31, 2015.

•
On May 22, 2014, we amended our master repurchase agreement with Barclays Bank PLC ("Barclays") to allow us to pledge MSRs to Barclays, in addition to the original mortgage loans allowed in an amount for MSRs up to $100,000, under the existing aggregate overall borrowing capacity of $300,000. On July 7, 2014, we amended our master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000 to $400,000. On December 16, 2014, the maturity date of the master repurchase agreement, we amended and renewed our master repurchase, mortgage loan participation purchase and sale and the MSRs loan and security agreements to mature on December 16, 2015.

•
On August 29, 2014, we entered into a secured borrowing with a syndicate of banks led by Merchants Bank, secured by our GNMA mortgage servicing rights. The maximum borrowing capacity at the time of initiation was $22,000, which could be expanded upon with the addition of additional banks to the syndicate. The borrowing matures on June 30, 2017 and carries an interest rate of one-month LIBOR plus 450 basis points. The amount of the borrowing is measured on a quarterly basis to ensure that it does not exceed 50% of the value of the GNMA mortgage servicing rights backing the borrowing. For the purpose of this test, the value of the GNMA mortgage servicing rights is equal to the value of the related MSRs established by us on a quarterly basis. Through a series of further amendments, we amended the financing agreement to increase the amount of the borrowing to $30,000 as of December 31, 2014. Subsequent to year end, we amended the agreement to increase the maximum borrowing capacity to $35,000.

Other Factors Influencing Our Results

Prepayment Speeds. A significant driver of our servicing business is prepayment speed, which is the measurement of how quickly unpaid principal balance on mortgage loans is reduced by borrower payments. Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of loan, conditions in the housing and financial markets, competition and other factors, none of which can be predicted with any certainty. Prepayment spread impacts future servicing fees, value of MSRs, float income, interest expense on advances and interest expense. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn servicing income but reduce the demand for new mortgage loans. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the value of MSRs and shortening the period over which we earn servicing income but increasing the demand for new mortgage loans.

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

Risk Management Effectiveness-Credit Risk. We are subject to the risk of potential credit losses on all of the residential mortgage loans that we hold for sale or investment as well as for losses incurred by investors in mortgage loans that we sell to them as a result of breaches of representations and warranties we make as part of the loan sales. The representations and warranties require adherence to investor or guarantor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The level of mortgage loan repurchase losses is dependent on economic factors, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans.

Risk Management Effectiveness-Interest Rate Risk. Because changes in interest rates may significantly affect our activities, our operating results will depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks, including risk arising from the change in value of our inventory of mortgage loans held for sale and commitments to fund mortgage loans and related hedging derivative instruments, as well the effects of changes in interest rates on the value of our investment in MSRs. See “Quantitative and Qualitative Disclosures about Market Risk” included in this MD&A for a discussion on the effects of changes in interest rates on the recorded value of our MSRs.

Liquidity. Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably sell and service mortgage loans. An important source of capital for the residential mortgage industry is warehouse financing facilities. These facilities provide funding to mortgage loan producers until the loans are sold to investors or securitized in the secondary mortgage loan market. Our ability to hold loans pending sale or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates. During any period in which a borrower is not making payments, if we own the MSRs then we may be required to advance our own funds to meet contractual principal and interest remittance requirements for investors and advance costs of protecting the property securing the investors’ loan and the investors’ interest in the property. The ability to obtain capital to finance our servicing advances influences our ability to profitably service delinquent loans. See “Liquidity and Capital Resources” for additional information.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our consolidated results of operations for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013	$ Change	% Change
Gains on mortgage loans held for sale, net	$156,925	$83,327	$73,598	88%
Gains on sales of mortgage servicing rights	1,082	—	1,082	100%
Changes in mortgage servicing rights valuation	(56,924)	22,967	(79,891)	(348)%
Payoffs and principal amortization of mortgage servicing rights	(23,735)	(8,545)	(15,190)	178%
Loan origination and other loan fees	26,817	21,227	5,590	26%
Loan servicing fees	44,407	22,204	22,203	100%
Interest income	37,045	16,767	20,278	121%
Total revenues	185,617	157,947	27,670	18%

Salaries, commissions and benefits	142,625	72,475	70,150	97%
General and administrative expense	36,663	23,085	13,578	59%
Interest expense	27,225	14,426	12,799	89%
Occupancy, equipment and communications	18,666	9,843	8,823	90%
Provision for mortgage repurchases and indemnifications - change in estimate	822	(417)	1,239	(297)%
Depreciation and amortization expense	5,201	2,209	2,992	135%
Loss on disposal and impairment of long lived assets	1,527	105	1,422	1,354%
Total expenses	232,729	121,726	111,003	91%

(Loss) income before income tax (benefit) expense	(47,112)	36,221	(83,333)	(230)%
Income tax (benefit) expense	(16,433)	13,623	(30,056)	(221)%
Net (loss) income	$(30,679)	$22,598	$(53,277)	(236)%

Weighted average diluted shares outstanding (in thousands)	25,770	17,113	8,657	51%

Diluted (LPS) EPS	$(1.19)	$1.32	$(2.51)	(190)%

Revenues
During the year ended December 31, 2014, total revenues increased $27,670, or 18%, as compared to the year ended December 31, 2013. The increase in revenues resulted from increases in gains on mortgage loans held for sale, net, loan servicing fees, interest income, loan origination and other loan fees and gain on sale of mortgage servicing rights, partially offset by a decrease in the fair value of our MSRs and an increase in amortization of MSRs due to higher loan payoffs.
Our gains on mortgage loans held for sale, net during the year ended December 31, 2014 were 124 basis points of loan originations compared to 96 basis points for the comparable period in 2013. The increase in basis point gain on sale was due primarily to an increase in our government insured loan production and in our retail originations, as presented in the Segment Results section. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated through our other channels.

The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $15.8 billion during the year ended December 31, 2014, compared to an average servicing portfolio of $7.8 billion during the year ended December 31, 2013. Our average loan servicing fees, as a percentage of our average servicing portfolio, was 28 bps for the year ended December 31, 2014, compared to 27 bps for the year ended December 31, 2013.
The increase in interest income was primarily a result of the 45% increase in mortgage loan originations during the year ended December 31, 2014 as compared to December 31, 2013, as there is a direct correlation between interest income and mortgage loan origination activity, as well as higher average coupon rates during the year ended December 31, 2014.
Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the year ended December 31, 2014 compared to the year ended December 31, 2013, offset by decreased allowable fees resulting from qualified mortgage rules effective January 2014.
The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the latter part of 2014. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from the escrow balances held by us.

Expenses

Total expenses increased $111,003, or 91%, for the year ended December 31, 2014 compared to the same period ended December 31, 2013. Total expenses have increased due to 1) a 45% increase in total originations and the related costs associated with higher originations; 2) a 54% increase in our servicing portfolio from December 31, 2013 to December 31, 2014; 3) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 4) the transition from a privately-held company to a publicly-traded company; 5) expenses associated with a full year of results from, and the integration of, our 2013 and early 2014 acquisitions and 6) higher regulatory compliance costs.

Salaries, commissions and benefits expense increased $70,150, or 97%, during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily as a result of increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments.

General and administrative expenses increased $13,578, or 59%, during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to our growth and expansion, as well as an increased need for expense related to corporate governance, such as legal and audit fees, insurance and other outside consulting fees which reflect our full transition to a publicly-traded company. This transition also resulted in higher expenses related to regulatory compliance. These costs included development of policies and procedures, enhancement of internal controls and testing procedures related to these controls. We also experienced an increase in travel-related expenses due to the acquisition and integration of retail operations and the management of the expansion of our origination platform throughout the United States. We expect expenses will continue to grow, as we invest in additional infrastructure to manage our growth and to increase automation within our systems.

Interest expense increased $12,799, or 89%, during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with increased borrowings in the current period. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We expect that interest expense will generally move in direct correlation to changes in our origination trends in future periods.

Occupancy, equipment and communication expenses increased $8,823, or 90%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. Our retail expansion increased the number of mortgage lending branches from 47 at December 31, 2013 to 99 at December 31, 2014. In addition, our total square footage under lease increased from 278,064 at December 31, 2013 to 441,372 at December 31, 2014. We do not expect the same level of growth in occupancy expenses in future periods. However, we expect to see continued increases in information technology costs to support our strategic growth. We expect expenses will continue to grow, as we invest in additional infrastructure to manage our growth and to increase automation within our systems.

Provision for mortgage repurchases and indemnification increased $1,239 during the year ended December 31, 2014. This reserve is based on the estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production, which has directly impacted FNMA, FHLMC and GNMA audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, FNMA, FHLMC and GNMA continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and, ultimately, actual loan repurchases by the Company. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision.

Depreciation and amortization expense increased $2,992 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increased property and equipment expenditures resulting from our overall growth and expansion, including acquisitions, and the amortization expense related to our mortgage banking technology platform and the other Crossline intangible assets acquired in December 2013.

Loss on disposal and impairment of long lived assets increased $1,422 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to an impairment charge recognized for the Crossline trade name resulting from the anticipated significant change in future use of the asset given the formation of Stonegate Direct.

We reported an income tax benefit of $16,433 for the year ended December 31, 2014, compared to income tax expense of $13,623 for the year ended December 31, 2013, with an effective tax rate of 34.9% and 37.6%, respectively. The decrease in income tax expense is due to a net operating loss before taxes for the year ended December 31, 2014 compared to net operating income for the year ended December 31, 2013. The decrease in effective tax rate was due primarily to business shifts between states with varying tax rates as well as discrete tax provision to tax return entries in the year ended December 31, 2014.

With the expected growth in our originations, we expect to see an increase in total expenses, though a decrease when calculated as a percentage of origination volume. We also expect expenses to increase as we expand our retail channel, but expect this increase will be offset by a higher gain on sale revenues. We plan to maximize our potential return by focusing on lowering expenses through continued investments in information technology and enhancing process efficiencies. As we continue to grow, we will invest in additional infrastructure to manage our growth and to increase automation within our systems surrounding critical areas. We believe these increases in investments will eventually lead to a decrease in expenses in relation to our origination volume over the long-term.

Segment Results

	Year Ended December 31, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$156,940	$—	$—	$(15)	$156,925
Gains on sales of mortgage servicing rights	—	1,082	—	—	1,082
Changes in mortgage servicing rights valuation	—	(56,924)	—	—	(56,924)
Payoffs and principal amortization of mortgage servicing rights	—	(23,735)	—	—	(23,735)
Loan origination and other loan fees	26,429	—	455	(67)	26,817
Loan servicing fees	—	44,407	—	—	44,407
Interest income	34,080	—	3,280	(315)	37,045
Total revenues	217,449	(35,170)	3,735	(397)	185,617

Expenses
Salaries, commissions and benefits	111,147	5,972	1,726	23,780	142,625
General and administrative expense	14,238	1,378	596	20,451	36,663
Interest expense	23,122	1,227	1,050	1,826	27,225
Occupancy, equipment and communication	10,858	1,794	231	5,783	18,666
Provision for mortgage repurchases and indemnifications	822	—	—	—	822
Depreciation and amortization	1,607	84	119	3,391	5,201
Loss on disposal and impairment of long lived assets	1,290	—	—	237	1,527
Corporate allocations	26,619	3,279	160	(30,058)	—
Total expenses	189,703	13,734	3,882	25,410	232,729
Income (loss) before taxes	$27,746	$(48,904)	$(147)	$(25,807)	$(47,112)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Year Ended December 31, 2013
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$83,312	$—	$—	$15	$83,327
Changes in mortgage servicing rights valuation	—	22,967	—	—	22,967
Payoffs and principal amortization of mortgage servicing rights	—	(8,545)	—	—	(8,545)
Loan origination and other loan fees	21,196	—	31	—	21,227
Loan servicing fees	—	22,204	—	—	22,204
Interest income	16,612	—	125	30	16,767
Total revenues	121,120	36,626	156	45	157,947

Expenses
Salaries, commissions and benefits	50,242	2,562	—	19,671	72,475
General and administrative expense	8,749	942	19	13,375	23,085
Interest expense	12,449	260	—	1,717	14,426
Occupancy, equipment and communication	3,999	723	—	5,121	9,843
Provision for mortgage repurchases and indemnifications	(417)	—	—	—	(417)
Depreciation and amortization	360	—	—	1,849	2,209
Loss on disposal and impairment of long lived assets	12	—	—	93	105
Corporate allocations	14,401	1,689	—	(16,090)	—
Total expenses	89,795	6,176	19	25,736	121,726
Income (loss) before taxes	$31,325	$30,450	$137	$(25,691)	$36,221

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $27,746 during the year ended December 31, 2014, compared to $31,325 for the year ended December 31, 2013. This decrease was the result of costs associated with higher originations volume - increased operational capacity, geographic expansion of our retail network from 47 branches at December 31, 2013 to 99 branches at December 31, 2014, and other costs associated with managing our loan portfolio growth. In addition, we received decreased fees resulting from qualified mortgage rules effective January 2014. This decrease was offset by mortgage loan originations increasing 45% period over period and higher revenue margins from a strategic change in mix of originations to retail and wholesale.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the year ended December 31, 2014 were 124 bps of loan originations compared to 96 bps for the comparable period in 2013. The increased gain on sale in basis points was due primarily to an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated in other channels. Net gains on mortgage loans held for sale, net consisted of the following for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013		Variance
	$	bps[2]	$	bps[2]
Realized gains (losses) on sales of loans	$15,917	14	$(6,167)	(7)	$22,084
Capitalized servicing rights	156,982	124	111,554	128	45,428
Economic hedge results	12,861	10	(4,838)	(6)	17,699
(Losses) gains on MBS purchase commitments	(4,708)	(4)	2,425	3	(7,133)
Provision for repurchases	(2,553)	(2)	(2,899)	(3)	346
Direct loan origination costs[1]	(21,574)	(17)	(16,748)	(19)	(4,826)
Gains on mortgage loans held for sale, net	$156,925	124	$83,327	96	$73,598

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

Material components presented in gains on mortgage loans held for sale, net are listed below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to borrowers and represent the core “margin” elements of the loan sales.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e. upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item.

Gain/losses on MBS purchase commitments - The Company enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC, GNMA) for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate. The gains/losses on these transactions are included in Gains on mortgage loans held for sale, net on the Consolidated Statement of Operations.

Provision for repurchase/indemnification obligation - Certain representations and warranties are made by Stonegate to investors and insurers on loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item.

Direct loan origination costs - Stonegate offsets its gains/losses on mortgage loans held for sale, as described by the various categories above, with certain direct loan origination costs. These direct costs primarily relate to the following two circumstances:

i)
Costs directly associated with the origination of the mortgage loans that are paid to/incurred with a third party and are largely mandated by the investors as requirements for the loans to be sold. Such costs include net appraisal fees, credit report fees, document preparation and imaging, risk management and loan file review and certain FNMA/FHLMC/GNMA specific fees.

ii)
Costs directly associated with the contractual creation of the separate servicing component of the loans upon sale to the investors on a “servicing retained” basis. Such costs include the one-time upfront setup fees for life of loan tax services (including tracking and paying of tax payments to jurisdictions), fees paid to an outsource provider for valuation of initial MSRs created upon sale of the loan, and upfront recording fees at initial servicing setup.

Loan Origination and Other Loan Fees
Our loan origination and other loan fees during the year ended December 31, 2014 increased $5,233, or 25%, compared to the comparable period in 2013, due to higher origination volume and a higher mix of government insured loans, which have higher margins than conventional mortgages, and an increase in retail originations, which also have higher margins than correspondent originations. However, our loan origination and other loan fees have decreased as a percentage of total originations to 21 bps from 24 bps for the year ended December 31, 2014 and 2013, respectively, due to the qualified mortgage rules effective January 2014, which limit the total fees allowed to be charged per transaction, but were offset by improved pricing margins. The following table illustrates mortgage loan originations by type for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013
	$	% Total	$	% Total
Conventional	$6,762,523	54%	$5,219,463	60%
Government insured	5,506,396	43%	3,480,037	40%
Non-agency/Other	365,868	3%	7,387	—%
Total mortgage loan originations	$12,634,787	100%	$8,706,887	100%

The following is a summary of mortgage loan origination volume by channel for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014			2013
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	8,201	$1,868,979	15%	3,839	$628,934	7%
Wholesale	11,510	2,841,700	22%	8,183	1,636,449	19%
Correspondent	39,530	7,924,108	63%	33,774	6,441,504	74%
Total mortgage loan originations	59,241	$12,634,787	100%	45,796	$8,706,887	100%
The increased volume in the retail channel during the year ended December 31, 2014 is reflective of our strategy to acquire retail lending business and expand our geographic footprint. It includes originations from our Crossline subsidiary, and from the retail and wholesale operations that we acquired from Nationstar, both of which we acquired at the end of 2013, and for which there were no comparable amounts for the first three quarters of 2013.
We seek to manage asset quality and control credit risk by diversifying our loan portfolio and by applying policies designed to promote sound underwriting and loan monitoring practices. We perform various levels of analysis in order to monitor the overall risk profile of our mortgage originations and servicing portfolio. This analysis includes review of the LTV, FICO scores, delinquencies, defaults and historical loan losses. Monthly risk meetings are conducted where portfolio risk analysis, such as FICO and LTV combination migration, is studied to ensure that the population distributions are in accordance with acceptable risk parameters. In addition, default activity is evaluated in the context of credit spectrum to identify any emerging credit quality trends.
 A summary of the mortgage loan origination volume by FICO score and LTV for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$8,200	$11,781	$7,761	$38,208	$1,859	$67,809	1%
620-680	285,076	547,694	375,580	2,018,187	33,024	3,259,561	26%
681-719	356,361	628,029	347,740	1,422,462	27,291	2,781,883	22%
>719	1,320,533	2,152,210	807,143	2,204,348	41,300	6,525,534	51%
Total mortgage loan originations	$1,970,170	$3,339,714	$1,538,224	$5,683,205	$103,474	$12,634,787	100%
% Total	16%	26%	12%	45%	1%	100%

	Year Ended December 31, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$281	$658	$5,555	$236	$6,730	—%
620-680	101,853	229,008	255,545	1,351,489	31,125	1,969,020	23%
681-719	150,520	357,350	272,853	956,398	37,470	1,774,591	20%
>719	873,714	1,637,813	687,301	1,675,806	81,912	4,956,546	57%
Total mortgage loan originations	$1,126,087	$2,224,452	$1,216,357	$3,989,248	$150,743	$8,706,887	100%
% Total	13%	25%	14%	46%	2%	100%
Interest Income

Interest income related to our Originations segment increased $17,468, or 105%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in interest income was primarily a result of an increase in mortgage loan originations and higher average coupon rates during the year ended December 31, 2014 as compared to the year ended December 31, 2013, as there is a direct correlation between interest income and mortgage loan origination. The average coupon rate was 4.10% during the year ended December 31, 2014 compared to 3.84% during the year ended December 31, 2013.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $60,905, or 121%, during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of increased headcount due to our strategic decision to expand our geographic footprint across the United States, through our acquisitions in late 2013 and early 2014, and additional mortgage loan advisors and account executives in both our retail and third party originations channels. In addition to the increase in revenue-producing positions, we also increased headcount in support areas related to the growth in originations. Headcount related to our originations segment increased from 962 employees at December 31, 2013 to 988 employees at December 31, 2014. Of the 962 employees at December 31, 2013, 292 employees were the result of our acquisitions of Crossline in December 2013 and Nationstar in November 2013, and did not result in a full year of compensation-related expenses during the year ended December 31, 2013. All related employee benefit costs have increased with the related increase in headcount. We expect the salaries, commissions and benefits expense related to our Originations segment to remain consistent as we do not expect to continue opening additional new retail branches, but rather plan on focusing on increasing our direct to consumer retail origination volume.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $5,489, or 63%, during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of increased expenses attributable to our growth and continued expansion. We have experienced an increase in travel related expenses, marketing expenses, custodial fees, professional services, licensing related expenses and sales support, as we integrated the acquired retail operations and managed the expanded origination platform throughout the United States, through our acquisitions in late 2013 and early 2014. To the extent that we continue to see our originations through our expansion strategies, we expect that general and administrative costs will continue to grow in future quarters but at a slower pace than our origination growth as we are able to leverage many of the fixed costs that are included in this category of expenses.

Interest Expense

Interest expense related to our Originations segment increased $10,673, or 86% during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period. The increase in interest expense was offset by the increase in interest income during the same period due to favorable interest spreads. We expect that interest expense will move in direct correlation to changes in our origination trends and borrowings in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $6,859 during the year ended December 31, 2014 compared to the year ended December 31, 2013. Our retail expansion increased the number of mortgage loan branches from 47 at December 31, 2013 to 99 at December 31, 2014. In addition, we increased our total square footage under lease during 2014. We do not expect the same level of growth in occupancy levels in future periods. However, we expect to see continued increases in information technology costs to support our strategic growth.

Provision for Mortgage Repurchases and Indemnification

Provision for mortgage repurchases and indemnification increased $1,239 during the year ended December 31, 2014. This reserve is based on the estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales. We have seen an increase in repurchase request activity during 2014 due to the increase in our sold loan production, which has directly impacted FNMA, FHLMC and GNMA audit and repurchase efforts. In an effort to create a faster and more predictable audit to demand timeline, FNMA, FHLMC and GNMA continue their intensive upfront review of loan data in order to identify possible loan quality issues. These efforts have led to an increase in audits, repurchase demands and, ultimately, actual loan repurchases by the Company. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $1,247 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increased property and equipment expenditures resulting from our overall growth and expansion, including acquisitions, and the amortization expense related to our mortgage banking technology platform and the other Crossline intangible assets acquired in December 2013.

Loss on Disposal and Impairment of Long Lived Assets

Loss on disposal and impairment of long lived assets increased $1,278 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to an impairment charge recognized for the Crossline trade name resulting from the anticipated significant change in future use of the asset given the formation of Stonegate Direct.

Servicing

The Servicing segment incurred a loss before taxes of $48,904 during the year ended December 31, 2014, compared to income before taxes of $30,450 during the year ended December 31, 2013. The variance in the Servicing segment's results was due primarily to the change in our MSRs valuation as discussed below. Excluding the impact of the change in MSRs valuation, the Servicing segment earned $8,020 before income taxes during the year ended December 31, 2014 compared to $7,483 during the year ended December 31, 2013. This was the result of our mortgage servicing portfolio growth and gain on sale of MSRs, offset by increased expenses related to our servicing portfolio growth, such as increased headcount and quality control, increased interest expense associated with increased borrowings and increased amortization of MSRs expense related to payoffs and principal reductions.

Gain on Sale of Mortgage Servicing Rights

The gain on sale of mortgage servicing rights relates to our sales of the two pools of FNMA MSRs of nearly $4 billion in UPB during the third and fourth quarters of 2014. The characteristics of these loan pools did not represent the characteristics of our MSRs portfolio as a whole. These pools had no GNMA or FHLMC MSRs, had average mortgage interest rates that were less than the current mortgage interest rates, and had a different geographic make up than our overall portfolio. We performed temporary sub-servicing activities with respect to the underlying loans through the established transfer dates, each in the fourth quarter of 2014, for a fee. We used the proceeds to reinvest back into newly originated MSRs through our origination platform. We will continue to purchase or sell our MSRs to take advantage of opportunistic market conditions as they become available to us.

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the latter part of 2014. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest income from the escrow balances held by us.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the year ended December 31, 2014, this amount decreased the value of our MSRs by $23,735, compared to $8,545 during the year ended December 31, 2013, a difference of 178%. The increase in run-off and paid off loans correlates with a 266% increase in prepayment speeds from December 31, 2013 to December 31, 2014 as well as a 54% increase in our servicing portfolio.
Loan Servicing Fees
The following is a summary of loan servicing fee income by component for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Contractual servicing fees	$42,429	$21,656
Late fees	1,978	548
Loan servicing fees	$44,407	$22,204

Servicing fees as a percentage of average portfolio	0.28%	0.27%
Our loan servicing fees increased to $44,407 during the year ended December 31, 2014 from $22,204 during the year ended December 31, 2013. The 100% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $15,752,085 during the year ended December 31, 2014, compared to an average servicing portfolio of $7,776,691 during the year ended December 31, 2013.
The following table illustrates our mortgage servicing portfolio by type as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	$ UPB	% Total	$ UPB	% Total
FNMA	$5,797,883	32%	$7,254,178	61%
GNMA:
FHA	5,365,627	29%	3,333,593	28%
VA	2,652,678	14%	796,708	7%
USDA	974,501	5%	377,142	3%
FHLMC	3,500,321	20%	161,889	1%
Other Investors	45,735	—%	—	—%
Total servicing portfolio	$18,336,745	100%	$11,923,510	100%
The following is a summary of mortgage loan servicing portfolio characteristics by loan type as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	4.19%	15	$183,966	25 bps
GNMA:
FHA	3.94%	15	$157,878	32 bps
VA	3.90%	8	$225,625	31 bps
USDA	4.02%	11	$134,007	32 bps
FHLMC	4.35%	6	$234,590	25 bps
Other Investors	4.42%	5	$176,582	23 bps
Total	4.10%	12	$183,899	28 bps

	December 31, 2013
	Weighted Average Coupon	Average Age (in months)	Average Loan Amount	Weighted Average Servicing Fee
FNMA	3.85%	10	$195,959	25 bps
GNMA:

FHA	3.78%	11	$156,404	31 bps
VA	3.79%	7	$195,080	30 bps
USDA	3.88%	8	$130,998	31 bps
FHLMC	4.35%	0	$249,829	25 bps
Other Investors	N/A	N/A	N/A	N/A
Total	3.84%	10	$180,809	27 bps
The weighted average coupon, average age and average loan amount of the portfolio increased during the year ended December 31, 2014. The increase in the weighted average coupon and average age was due primarily to the general increase in interest rates and the age of the existing portfolio and also due to the sale of nearly $4 billion of servicing in the second half of 2014. The increased average loan amounts represent expansion into certain higher-priced residential geographic areas as our expanded footprint.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $3,410, or 133%, during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of increased headcount due to the growth in our servicing portfolio and the increased age of the portfolio, which increases delinquencies and defaults on the portfolio. Headcount related to our Servicing segment increased from 52 employees at December 31, 2013 to 84 employees at December 31, 2014, as we continued to add support staff in the quality control and default management areas.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $436, or 46%, during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of increased expenses attributable to our servicing portfolio growth, such as those related to the increased printing of statements and outside services required to service the loans, such as tax services.

Interest Expense

Interest expense related to our Servicing segment increased $967 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to principal and interest payment advances for loans paid off during the period.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $1,071 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of increased expenses attributable to our servicing portfolio growth and the related increase in staffing. We anticipate continued increases in information technology costs to support our strategic growth of the servicing segment.
Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. We commenced fully utilizing this financing platform in July 2013. The Financing segment incurred a loss before income taxes of $147 and income before income taxes of $137 during the years ended December 31, 2014 and 2013, respectively. The loss in the current period is primarily due to the increased expenses during the year ended December 31, 2014 associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate revenues. As operations continue to grow, we expect revenues and the related expenses to increase in line with originations that are funded by NattyMac.
Loan Origination and Other Loan Fees
Our loan origination and other loan fees during the year ended December 31, 2014 increased $424, compared to the comparable period in 2013, due to higher origination volume. Originations funded by our NattyMac subsidiary grew to $1,722,733 during the year ended December 31, 2014 from $100,008 during the year ended December 31, 2013.
Interest Income

The increase in interest income was primarily a result of the increase in warehouse loan originations funded during the year ended December 31, 2014 compared to December 31, 2013, as there is a direct correlation between interest income and warehouse loan origination activity.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Financing segment was $1,726 during the year ended December 31, 2014, associated with directly allocating headcount to support the growth of the business. Headcount related to our Financing segment was 14 employees at December 31, 2014. There were no such expenses directly attributable to the Financing segment during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses related to our Financing segment increased $577 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of increased expenses attributable to our lending activity growth, such as expenses related to the training and development of our growing headcount and increased bank service charges.

Interest Expense

The interest expense attributable to our Financing segment is related to the utilization of our NMF line with Merchants Bancorp, entered into on April 15, 2014. There was no interest expense attributable to our Financing segment for the year ended December 31, 2013.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $231 during the year ended December 31, 2014, compared to the year ended December 31, 2013, as we incurred more information technology costs and moved to a larger space in 2014 to support our growth.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our consolidated results of operations for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012	$ Change	% Change
Gains on mortgage loans held for sale, net	$83,327	$71,420	$11,907	17%
Changes in mortgage servicing rights valuation	22,967	—	22,967	100%
Payoffs and principal amortization of mortgage servicing rights	(8,545)	—	(8,545)	100%
Loan origination and other loan fees	21,227	9,871	11,356	115%
Loan servicing fees	22,204	5,908	16,296	276%
Interest income	16,767	5,257	11,510	219%
Other revenue	—	1,172	(1,172)	(100)%
Total revenues	157,947	93,628	64,319	69%

Salaries, commissions and benefits	72,475	32,737	39,738	121%
General and administrative expense	23,085	7,706	15,379	200%
Interest expense	14,426	6,239	8,187	131%
Occupancy, equipment and communications	9,843	2,999	6,844	228%
Impairment of mortgage servicing rights	—	11,698	(11,698)	(100)%
Amortization of mortgage servicing rights	—	3,679	(3,679)	(100)%
Provision for mortgage repurchases and indemnifications - change in estimate	(417)	—	(417)	100%
Depreciation and amortization expense	2,209	750	1,459	195%
Loss on disposal and impairment of long lived assets	105	11	94	855%
Total expenses	121,726	65,819	55,907	85%

(Loss) income before income taxes	36,221	27,809	8,412	30%
Income tax (benefit) expense	13,623	10,724	2,899	27%
Net (loss) income	$22,598	$17,085	$5,513	32%

Weighted average diluted shares outstanding (in thousands)	17,113	7,517	9,596	128%

Diluted (LPS) EPS	$1.32	$2.26	$(0.94)	(42)%

Revenues
During the year ended December 31, 2013, total revenues increased $64,319, or 69%, as compared to the year ended December 31, 2012. The increase in revenues resulted from increases in our loan servicing fees, gains on mortgage loans held for sale, interest income, loan origination and other loan fees and changes in MSRs valuation, partially offset by decreases in payoffs and principal amortization of mortgage servicing rights and other revenues.

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

Occupancy, equipment and communication expenses increased $6,844, or 228%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of increased facility, system and computer equipment requirements to accommodate increased staffing levels, new operation centers and new retail branches.

Impairment of MSRs and amortization of MSRs decreased $11,698 and $3,679, respectively, during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of the previously discussed change in our accounting treatment of MSRs.

The provision for mortgage repurchases and indemnifications decreased $417 during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of a change in our assumptions for reserving for mortgage repurchases and indemnifications during the year in light of improvements in the availability of loan quality data used to determine the reserve.

Depreciation and amortization expense increased $1,459, or 195%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased property and equipment balances resulting from our overall growth and expansion, as well as the amortization expense related to the NattyMac intangible assets acquired on August 30, 2012.

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

Segment Results

Year Ended December 31, 2013

	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$83,312	$—	$—	$15	$83,327
Changes in mortgage servicing rights valuation	—	22,967	—	—	22,967
Payoffs and principal amortization of mortgage servicing rights	—	(8,545)	—	—	(8,545)
Loan origination and other loan fees	21,196	—	31	—	21,227
Loan servicing fees	—	22,204	—	—	22,204
Interest income	16,612	—	125	30	16,767
Total revenues	121,120	36,626	156	45	157,947

Expenses
Salaries, commissions and benefits	50,242	2,562	—	19,671	72,475
General and administrative expense	8,749	942	19	13,375	23,085
Interest expense	12,449	260	—	1,717	14,426
Occupancy, equipment and communication	3,999	723	—	5,121	9,843
Provision for mortgage repurchases and indemnifications	(417)	—	—	—	(417)
Depreciation and amortization	360	—	—	1,849	2,209
Loss on disposal or impairment of long lived assets	12	—	—	93	105
Corporate allocations	14,401	1,689	—	(16,090)	—
Total expenses	89,795	6,176	19	25,736	121,726
Income (loss) before taxes	$31,325	$30,450	$137	$(25,691)	$36,221

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Year Ended December 31, 2012
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$71,420	$—	$—	$—	$71,420
Loan origination and other loan fees	9,871	—	—	—	9,871
Loan servicing fees	—	5,908	—	—	5,908
Interest income	5,199	—	—	58	5,257
Other revenue	1,172	—	—	—	1,172
Total revenues	87,662	5,908	—	58	93,628

Expenses
Salaries, commissions and benefits	22,851	985	—	8,901	32,737
General and administrative expense	3,065	334	—	4,307	7,706
Interest expense	5,667	361	—	211	6,239
Occupancy, equipment and communication	1,635	240	—	1,124	2,999
Impairment of mortgage service rights	—	11,698	—	—	11,698
Amortization of mortgage service rights	—	3,679	—	—	3,679
Depreciation and amortization	—	—	—	750	750
Loss on disposal or impairment of long lived assets	—	—	—	11	11
Corporate allocations	2,559	284	—	(2,843)	—
Total expenses	35,777	17,581	—	12,461	65,819
Income (loss) before taxes	$51,885	$(11,673)	$—	$(12,403)	$27,809

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $31,325 and $51,885 during the year ended December 31, 2013 and year ended December 31, 2012, respectively. This decrease was the result of increased costs to facilitate our growth in loan originations, including increased staffing levels, new operation centers, new retail branches and other additional expenses as we expanded our operations into different states.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale during the year ended December 31, 2013 increased $13,530, or 19%, as compared to the year ended December 31, 2012. The increase in our gains on mortgage loans held for sale during the year ended December 31, 2013 was primarily a result of the increase in the amount of loans originated during the twelve months ended December 31, 2013 as compared to the twelve months ended December 31, 2012, which was partially offset by unfavorable fair market value adjustments related to our derivative assets and liabilities (IRLCs and related MBS forward trades) resulting from increasing interest rates. In addition, our margins were compressed due to an increase in originations from the correspondent channel, which typically has lower profit margins.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees increased $11,325, or 115%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as a result of the increase in the amount of loans originated during the year ended December 31, 2013 as compared to December 31, 2012. The following table illustrates mortgage loan originations by type for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012
	$	% Total	$	% Total
Conventional [1]	$5,219,463	60%	$2,381,385	69%
Government insured [2]	3,480,037	40%	1,068,022	31%
Non-agency/Other	7,387	—%	—	—%
Total mortgage loan originations	$8,706,887	100%	$3,449,407	100%

1 Conventional includes FNMA and FHLMC mortgage loans.

2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).

The following is a summary of mortgage loan origination volume by channel for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013			2012
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,839	$628,934	7%	3,039	$508,885	15%
Wholesale	8,183	1,636,449	19%	4,554	893,756	26%
Correspondent	33,774	6,441,504	74%	10,536	2,046,766	59%
Total mortgage loan originations	45,796	$8,706,887	100%	18,129	$3,449,407	100%

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
 A summary of the mortgage loan origination volume by FICO score and LTV for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31, 2013
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$—	$281	$658	$5,555	$236	$6,730	—%
620-680	101,853	229,008	255,545	1,351,489	31,125	1,969,020	23%
681-719	150,520	357,350	272,853	956,398	37,470	1,774,591	20%
>719	873,714	1,637,813	687,301	1,675,806	81,912	4,956,546	57%
Total mortgage loan originations	$1,126,087	$2,224,452	$1,216,357	$3,989,248	$150,743	$8,706,887	100%
% Total	13%	25%	14%	46%	2%	100%

	Year Ended December 31, 2012
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$120	$251	$765	$2,140	$—	$3,276	—%
620-680	25,480	63,734	76,985	388,774	12,081	567,054	17%
681-719	50,571	110,742	82,885	254,186	23,496	521,880	15%
>719	477,146	871,140	299,447	623,353	86,111	2,357,197	68%
Total mortgage loan originations	$553,317	$1,045,867	$460,082	$1,268,453	$121,688	$3,449,407	100%
% Total	16%	30%	13%	37%	4%	100%

Interest Income

Interest income related to our Originations segment increased $11,413, or 220%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in interest income was primarily a result of an increase in mortgage loan originations as well as higher interest rates during the year ended December 31, 2013 as compared to December 31, 2012, as there is a direct correlation between interest income and mortgage loan origination levels.

Other Revenue

Other revenue consists of the bargain purchase gain related to the acquisition of NattyMac assets during the year ended December 31, 2012, for which there was no comparable gain during the year ended December 31, 2013.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $27,391, or 120%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the increase in our headcount from 335 employees at December 31, 2012 to 962 employees at December 31, 2013. We have increased our sales force and support staff to facilitate the growth in our loan originations, mortgage servicing and mortgage financing operations. Since origination volumes have increased, the variable commissions paid to employees were also higher during the year ended December 31, 2013. The Company also increased its contribution to and the quality of the employee benefit packages, including health and welfare plans and incentive compensation, to continue to attract and retain talent in the markets we serve, which contributed to the increase in 2013.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $5,684, or 185%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the increase in loan origination (including costs associated with the launch of our non-agency jumbo loan program), integration and ramp-up costs associated with our Nationstar and Crossline acquisitions and our company-wide rebranding campaign. We also saw an increase in travel and administrative expenses as we expanded our operations into additional states.

Interest Expense

Interest expense increased $6,782, or 120%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with our increased borrowings during the current period.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $2,364, or 145%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as a result of increased facility, system and computer equipment requirements to accommodate increased staffing levels, new operation centers and new retail branches.

Provision for Mortgage Repurchases and Indemnification

Provision for mortgage repurchases and indemnification was a credit of $417 during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of a change in our assumptions for reserving for mortgage repurchases and indemnifications during the year in light of improvements in the availability of loan quality data used to determine the reserve.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1,459, or 195%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased property and equipment expenditures resulting from our overall growth and expansion.

Servicing

The Servicing segment reported income before taxes of $30,450 during the year ended December 31, 2013 compared to a loss before taxes of $11,673 during the year ended December 31, 2012. This was the result of our mortgage servicing portfolio growth and a change in accounting for the value of our MSRs, as previously discussed. Excluding the impact of this change in accounting treatment for the value of MSRs, Servicing income before taxes increased $12,324 during the year ended December 31, 2013, compared to the year ended December 31, 2012.

Loan Servicing Fees

The increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $8,082,350 during the year ended December 31, 2013, compared to an average servicing portfolio of $2,450,156 during the year ended December 31, 2012. The following is a summary of loan servicing fee income by component for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	$ Change	% Change
Contractual servicing fees	$21,656	$5,676	$15,980	282%
Late fees	548	232	316	136%
Loan servicing fees	$22,204	$5,908	$16,296	276%

Our loan servicing fees increased to $22,204 during the year ended December 31, 2013 from $5,908 during the year ended December 31, 2012. The 276% increase in loan servicing fees was primarily the result of a 230% increase in the average UPB of mortgage loans serviced during the year ended December 31, 2013 compared to the year ended December 31, 2012. In addition, we experienced a higher concentration of GNMA loans in our servicing portfolio, which have a higher servicing fee.

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

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $1,577, or 160%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of increased headcount due to growing our servicing portfolio. Headcount related to our Servicing segment increased from 24 employees at December 31, 2012 to 52 employees at December 31, 2013.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $608, or 182%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of increased expenses attributable to our servicing portfolio growth, such as those related to increased document retention, outside services required to service the loans and quality control.

Interest Expense

Interest expense related to our Servicing segment decreased $101, or 28%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. Interest expense related to our Servicing segment consists of costs we incur due to the timing of loan payoffs. As interest rates trended higher in 2013, compared to 2012, there was a decrease in the volume of loan payoffs, resulting in a lower expense.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses related to our Servicing segment increased $483, or 201%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of increased expenses associated with our servicing portfolio growth and the related increase in staffing.

Financing
The Financing segment includes warehouse lending activities to correspondent customers through our NattyMac subsidiary, which we commenced fully utilizing in July of 2013. As such, the income before taxes of $137 for the year ended December 31, 2013 for this segment reflects a partial year of operations. We expect that NattyMac will be able to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for our correspondents who are its customers and others. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. We intend for this to create an additional source of funding for our correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

Critical Accounting Policies

Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications; fair value of MSRs, derivative financial instruments, and mortgage loans held for sale; business combinations (including accounting for goodwill and intangible assets); and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Reserve for Mortgage Repurchases and Indemnifications

Loans sold to investors by us which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient.

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

Fair Value Measurements

We use fair value measurements in fair value disclosures and to record certain assets and liabilities at fair value on a recurring basis (such as derivative assets and liabilities and mortgage loans held for sale) or on a non-recurring basis, such as measuring impairment on assets carried at amortized cost or the lower of amortized cost or fair value (for periods prior to

January 1, 2013) or measuring the fair value of assets and liabilities acquired through business combinations. We have elected fair value accounting for mortgage loans held for sale, as permitted under current accounting guidance, to more closely align our accounting with our interest rate risk management strategies.

When observable market prices do not exist for our assets and liabilities, we estimate fair value primarily by using cash flow and other valuation models. Our valuation models may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. The process for determining fair value using unobservable inputs, such as discount rates, prepayment speeds, default rates and cost of servicing is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our statements of operations as well as our balance sheets.

For additional information regarding the fair values of our assets and liabilities, refer to Note 8, "Fair Value Measurements," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Mortgage Servicing Rights

MSRs are non-financial assets that are created when a mortgage loan is sold and we retain the right to service the loan. The servicing of these loans includes payment processing, remittance of funds to investors, payment of taxes and insurance, collection of delinquent payments, and disposition of foreclosed properties. In return for these services, we receive servicing fee income and ancillary fee income. The MSRs are initially recorded at fair value, which is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of the cost of servicing, the discount rate, the float value, the inflation rate, estimated prepayment speeds, and default rates. We use a dynamic model to estimate the fair value of our MSRs. The model is validated internally and senior management reviews all significant assumptions quarterly. In addition, we benchmark the performance of our internal model against the results obtained from a third party valuation specialist firm and other market participant information such as surveys, broker quotes, trades in the marketplace, and other observable data.

Effective January 1, 2013, we elected to irrevocably account for the subsequent measurement of our existing originated mortgage loans class of MSRs using the fair value method, whereby the MSRs are initially recorded on our balance sheet at fair value with subsequent changes in fair value recorded in earnings during the period in which the changes in fair value occur. We believe that accounting for the MSRs at fair value best reflects the impact of current market conditions on our MSRs, and our investors and other users of our financial statements will have greater insight into management’s views as to the value of our MSRs at each reporting date. The fair value of the MSRs is assessed at each reporting date using the methods described above. In accordance with the applicable GAAP guidance, this change in accounting principle was accounted for on a prospective basis (financial statement periods prior to 2013 have not been restated). We did not record a cumulative-effect adjustment to retained earnings as of January 1, 2013, as the net amortized carrying value of the MSRs as of January 1, 2013 equaled the fair value due to MSRs impairment charges recorded during 2012.

Prior to January 1, 2013, the subsequent measurement of our MSRs was recorded using the amortization method. Under the amortization method, capitalized MSRs were initially recorded at fair value and amortized over the estimated economic life of the related loans in proportion to the estimated future net servicing revenue. The net capitalized cost of MSRs was periodically evaluated to determine whether capitalized amounts were in excess of their estimated fair value. For this fair value assessment, we stratified our MSRs based on interest rates: (1) those with note rates below 4.00%; (2) those with note rates between 4.00% and 4.99%; and (3) those with note rates above 5.00%. If the amortized book value of the MSRs exceeded its fair value, management recorded a valuation adjustment as a reduction to the mortgage servicing right asset. However, in the event that the fair value of the MSRs recovered, the valuation allowance was reversed.

For additional information regarding our mortgage servicing rights, refer to Note 7, "Mortgage Servicing Rights," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Derivative Financial Instruments

We enter into derivative instruments to reduce our risk exposure to fluctuations in interest rates. For example, we enter into IRLCs with certain customers to originate residential mortgage loans at specified interest rates and within a specified period of time. IRLCs on mortgage loans that are intended to be sold are accounted for as derivatives, with changes in fair value recorded in the statement of operations as part of gain or loss on sale of mortgage loans. The fair value of an IRLC is based upon changes in the fair value of the underlying mortgages estimated to be realizable upon sale into the secondary market. In estimating the fair value of an IRLC, we also adjust the fair value of the underlying mortgage loan to reflect the estimated percentage of commitments that will result in a closed mortgage loan; our estimate of this percentage will vary based on the age of the underlying commitment and changes in mortgage interest rates.

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

We manage the interest rate risk associated with our outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments, such as forward loan sales commitments and mandatory delivery commitments. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, and discounted cash flow methodologies. Fair value estimates also take into account counterparty credit risk and our own credit standing.

For additional information regarding our derivative financial instruments, refer to Note 5, "Derivative Financial Instruments," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Mortgage Loans Held for Sale

Loans that are intended to be sold in the foreseeable future, including residential mortgages, are reported as mortgage loans held for sale. We account for mortgage loans held for sale under the fair value option. Fair value of mortgage loans held for sale is typically calculated using observable market information, including pricing from actual market transactions or observable market prices from other loans that have similar collateral, credit, and interest rate characteristics. Gains or losses from the sale of mortgages are recognized based upon the difference between the selling price and fair value of the related loans upon the sale of such loans. Direct mortgage loan origination costs are recognized as noninterest expense at origination.

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

Goodwill and Other Intangible Assets

As part of the our growth strategy, we may acquire certain companies and assets in business combinations. We account for business combinations using the acquisition method, under which the total consideration transferred (including contingent consideration) is allocated to the fair value of the assets acquired (including identifiable intangible assets) and liabilities assumed. The excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed results in goodwill. In certain of our acquisitions, the fair value of the assets acquired and liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain.

In determining the total consideration transferred in a business combination, contingent consideration is a significant factor. The fair value of the contingent consideration arrangements are determined by management, with assistance from a third party valuation provider, using either the income approach (Crossline contingent on-boarding payment and NattyMac contingent earnout) or a calibrated Monte-Carlo simulation (Crossline and Medallion contingent earnouts); these methods require management to estimate the amount and timing of future production levels, volatility factors and discount rates. The fair values of the trade names, customer relationship and non-compete intangible assets are determined using a discounted cash flow method. This method requires management to make estimates related to future revenues, expenses, income tax rates and discount rates. The fair values of the agent list and state license intangible assets were determined using a cost-to-recreate approach, which required management to estimate the costs and amounts of time it would take to replace those assets, as well as future income tax rates.

Intangible assets with finite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed. We evaluate the estimated remaining useful lives of these intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining periods of amortization. If an intangible asset’s estimated useful life is changed, the remaining net carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Additionally, an intangible asset that initially is deemed to have a finite useful life would cease being amortized if it is subsequently determined to have an indefinite useful life. Such intangible assets are then tested for impairment. We review such intangibles for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, in which case any impairment charge would be recorded to earnings. Given the formation of Stonegate Direct in October 2014, which was integrated through the call center operations of Crossline, we determined there was a significant change in the manner in which the Crossline trade name was used and as a result determined the change to be a triggering event for an impairment analysis to be performed in accordance with the guidance of long-lived assets. As of December 31, 2014, the Crossline trade name had no carrying value on our Consolidated Balance Sheet.

Indefinite-lived purchased intangible assets consist of the NattyMac trade name. Goodwill and other intangible assets with an indefinite useful life are not subject to amortization but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. For indefinite-lived intangible assets other than goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not the assets are impaired. If we determine that it is more likely than not that the intangible assets are impaired, a quantitative impairment test is performed. For the quantitative impairment test, we estimate and compare the fair value of indefinite-lived intangible asset with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

For goodwill, we first perform a quantitative impairment test. At the operating segment level, we estimate and compare the fair value to the book value. If the segment's book value exceeds its fair value, we then perform a hypothetical purchase price allocation for the segment. This is done by marking all assets and liabilities to fair value and calculating an implied goodwill value. If the implied goodwill value is less than the carrying value of the goodwill, the amount of impairment is measured as the difference and is permanently recognized by writing down the goodwill to the extent the carrying value exceeds the implied value.

We performed our annual assessment of possible impairment of goodwill associated with both Crossline and Medallion as of November 30. This assessment will be performed more frequently if events and circumstances indicate that impairment may have occurred. Our goodwill is attributable to the Originations segment of the business and our analysis was performed at this segment level, with no impairment noted during the year ended December 31, 2014. No impairment was recorded in 2014 for other intangible assets.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. We determine whether a deferred tax asset is realizable based on currently available facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. On a quarterly basis, we evaluate our deferred tax assets to assess whether they are more likely than not to be realized in the future. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not to be realized. In such an instance, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

In both October 2013 (as a result of our initial public offering) and March 2012 (as a result of a significant investment in our preferred stock), we experienced changes in ownership as defined by Section 382 of the Internal Revenue Code (“Section 382 ownership change”). The Internal Revenue Service ("IRS") allows for the application of two approaches (the full value method and the hold constant principle) for valuing companies when identifying a Section 382 ownership change and requires that taxpayers apply a consistent method from year to year. Section 382 generally requires a corporation to limit the amount of its historic taxable losses (i.e., net operating loss carryovers and certain built-in losses) that can be applied to offset taxable income in future periods after a corporation has undergone an ownership change of more than 50%. In the event of an ownership change of more than 50%, an annual limitation on the amount of net operating losses available to offset future taxable income is determined by multiplying a federally stated interest rate times the value of the company on the ownership change date. As a result, utilization of certain tax attributes including net operating loss and other carry-forwards are subject to annual limitations. Management also analyzed the impact of its private equity offering that occurred in May 2013 using the full value method and determined that an ownership change under Section 382 did not occur.

Our deferred tax assets at December 31, 2014 consisted primarily of net operating loss carryforwards, and no valuation allowance was deemed necessary, as we concluded that it is more likely than not that recorded amounts will be realized. For additional information regarding our income taxes, refer to Note 15, "Income Taxes," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Developments
ASU No. 2014-04, "Receivables--Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure," was issued in January 2014. This update clarifies when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance in ASU No. 2014-04 also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance will be effective for us beginning on January 1, 2015. We do not expect the adoption of the new guidance to have a material impact on our financial statements.
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
ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," was issued in June 2014. The pronouncement in this update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance will be effective for us beginning on January 1, 2015. We do not expect the adoption of the new guidance to have a material impact on our financial statements.
ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" was issued in June 2014. This update addresses how entities commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Current US GAAP does not contain explicit guidance on how to account for those share-based payments. This update is intended to resolve the diverse accounting treatment of those awards in practice. The new guidance will be effective for us beginning on January 1, 2015. We do not expect the adoption of the new guidance to have a material impact on our financial statements.
ASU No. 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) -Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure" was issued in August 2014. This update requires certain government-guaranteed mortgage loans to be reclassified to a separate other receivable at the time of foreclosure. The new guidance will be effective for us beginning on January 1, 2015. We do not expect the adoption of the new guidance to have a material impact on our financial statements.
ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" was issued in August 2014. This update is intended to define management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosure. The new guidance will be effective for us beginning on January 1, 2016. We do not expect the adoption of the new guidance to have a material impact on our financial statements.
ASU No. 2014-17, "Business Combinations (Topic 805) - Pushdown Accounting" was issued in November 2014. This update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control events occurs. The new guidance will be effective for us on the date of our next business combination. We do not expect the adoption of the new guidance to have a material impact on our financial statements.
ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" was issued in February 2015. This update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in this update affect the following areas: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or a service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary determination, 4) the effect of related parties on the primary beneficiary determination, and 5) certain investment funds. The new guidance will be effective for us beginning on January 1, 2016. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

Liquidity and Capital Resources
Overview
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the funding of loan originations and the repayment of borrowings. Our unrestricted cash balance increased from $43,104 as of December 31, 2013 to $45,382 as of December 31, 2014. We experienced cash outflows from operating activities, offset over the period by cash inflows from investing and financing activities. We continue to experience negative operating cash flows due to the cash investment in the creation of MSRs, the timing of loan originations versus loan sales and the related increases in our loan inventory and locked loan pipeline. This will continue in the future as we grow originations to increase the loan servicing portfolio. In addition, we expect such outflows to increase in the future as we prepare for compliance with pending changes from new regulations anticipated to become effective in the latter part of 2015. These negative operating cash flows will be offset by increases and improvements in the efficiency of borrowings against our assets and by the periodic sale of servicing. As servicing fees collected from borrowers increase as the servicing portfolio grows, the operating cash flows are expected to increase. Cash inflows from investing activities were due primarily to proceeds received from the sale of our MSRs, offset by the investment in the subordinated debt of Merchants Bancorp in order to facilitate the financing of WLOCs from us, and purchases of property and equipment. Cash inflows from our financing activities were due primarily to the net proceeds from borrowings under our mortgage participations, repurchase agreements, MSR financing agreements and warehouse and operating lines of credit.
Our primary sources of funds for liquidity include: (i) secured borrowings in the form of repurchase facilities and participation agreements with major financial institutions, as well as our warehouse lines of credit and operating lines of credit, (ii) secured borrowings secured by MSRs, (iii) equity offerings, (iv) servicing fees and ancillary fees, (v) payments received from sales or securitizations of loans, (vi) payments received from mortgage loans held for sale, and (vii) sale of MSRs. Our primary uses of funds for liquidity include: (i) originations of loans, (ii) originations of warehouse lines of credit, (iii) funding of servicing advances, (iv) payment of interest expenses, (v) payment of operating expenses, (vi) repayment of borrowings, (vii) investment in subordinated debt, (viii) posting of margin for hedging activities, and (vix) payments for acquisitions of MSRs.
Our financing strategy primarily consists of using repurchase facilities and participation agreements with major financial institutions, as well as regional banks. We believe this provides us with a stable, low-cost, diversified source of funds to finance our business.
In order to support the continued growth of our servicing portfolio, we continue to examine various financing alternatives that involve the encumbrance of some or our entire mortgage servicing rights. On May 23, 2014, we entered into a loan and security agreement with Barclays Bank PLC ("Barclays") in which we established a $100,000 revolving credit facility secured by our FNMA and FHLMC MSRs. The transaction was structured so that the $100,000 revolving credit facility with Barclays is a borrowing sub-limit within our existing $400,000 master repurchase agreements with Barclays.

On August 29, 2014, we entered into a secured borrowing with a syndicate of banks led by Merchants Bank, secured by our GNMA mortgage servicing rights. The maximum borrowing capacity at the time of initiation was $22,000, which could be expanded upon with the addition of additional banks to the syndicate. Through a series of further amendments in 2014, we amended the financing agreement to increase the amount of the borrowing to $30,000. As of December 31, 2014, we had pledged $203,811 in fair value of mortgage servicing rights as collateral to secure debt under these two secured borrowing arrangements. We believe that future financing secured by our MSRs will be available on acceptable terms in the marketplace.

We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse financing operations during July 2013. The financing platform features a centralized custodian and disbursement agent located in our Clearwater, Florida facility. Through March 31, 2014, we financed our NattyMac operations through the use of cash on hand. On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinated debt of Merchants Bancorp. This amount was expanded on September 25, 2014 to $30,000. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) which will invest in participation interests in warehouse lines of credit originated by NattyMac and in participation interests in residential mortgage loans originated by us. The Company must invest at least 10% of the maximum borrowing capacity in the subordinated debt of Merchants Bancorp. At December 31, 2014, the Company had invested $30,000 in the subordinated debt of Merchants Bancorp. The subordinated debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. The subordinated debt investment in Merchants Bancorp, subsequent funding of NMF by Merchants Bank, and resulting purchase of WLOCs and residential mortgage participations by NMF is designed to provide liquidity to the Company for its WLOCs originated by NattyMac and additional liquidity for its residential mortgage originations.
With a viable and growing market for the sale of servicing, we see no material negative trends that we believe would affect our access to long-term or short-term borrowings to maintain our current operations, or that would inhibit our ability to fund operations and capital commitments for the next 12 months.
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. These advances are typically recovered upon weekly or monthly reimbursements or from resolution of the underlying defaulted mortgage.
We finance these advances using cash on hand. We are not currently anticipating that the servicing advance asset will grow in the near future beyond our capacity to finance the asset using available cash. As of December 31, 2014, the outstanding servicing advances were $11,193. If the servicing advances become a sizable asset on our balance sheet, we will negotiate a servicing advance facility with one or more of our financial partners, which we believe to be readily available in the current marketplace.
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

Capital Resources

We are subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which governs non-supervised, direct endorsement mortgagees, and GNMA, which governs issuers of GNMA securities. Additionally, we are required to maintain minimum net worth requirements for many of the states in which we sell and service loans. Each state has its own minimum net worth requirement, which range from $0 to $1 million, depending on the state. Also, the Federal Housing Finance Agency ("FHFA"), regulator of FNMA and FHLMC, recently proposed new minimum financial eligibility rules for non-bank mortgage sellers who originate and service mortgages for FNMA and FHLMC which would set additional standards for net worth, capital ratio and liquidity.

Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could (i) remove our ability to sell and service loans to or on behalf of the agencies and (ii) have a direct material effect on our financial statements. In accordance with the regulatory capital guidelines, we must meet specific quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on our results, may significantly affect our net worth adequacy. As of December 31, 2014, we met all minimum net worth requirements to which we were subject.

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

We acquired our financing platform from NattyMac in the third quarter of 2012, fully integrated the platform into our mortgage banking operations in December of 2012 and launched NattyMac’s warehouse financing operations during July 2013. We are currently financing NattyMac’s warehouse lending operations through the use of cash on hand and our existing financing facilities and continue to explore alternative financing opportunities. The financing platform features a centralized custodian and disbursement agent located in our Clearwater, Florida facilities to effectively manage collateral and funding of loans, and participation arrangements with smaller regional banks to provide revenue and a stable source of funding.

At December 31, 2014 and 2013, we had no long-term borrowings outstanding. Short-term borrowings outstanding as of December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$592,798	3.97%	$342,393	4.27%
Mortgage repurchase borrowings	472,045	2.23%	223,113	2.51%
Warehouse lines of credit	1,374	4.25%	7,056	4.98%
Secured borrowings - mortgage servicing rights	75,970	5.49%	—	—%
Operating lines of credit	2,000	4.00%	6,499	4.07%
Total short-term borrowings	$1,144,187		$579,061

We maintain mortgage loan participation, repurchase and warehouse lines of credit arrangements (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans. As of December 31, 2014, we held mortgage funding arrangements with three separate financial institutions and a total maximum borrowing capacity of $1,634,000. Each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, we had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the particular MSRs being funded.

The following table summarizes the amounts outstanding, interest rates and maturity dates under our various mortgage funding arrangements as of December 31, 2014:

Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$273,341	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee	July 2015
Merchants Bank of Indiana - Warehouse Line of Credit	1,374	2,000		Prime plus 1.00%	July 2015
Merchants Bank of Indiana - NattyMac Funding	319,457	—	[3]	LIBOR plus applicable margin	March 2015	[7]
Barclays Bank PLC	224,444	400,000		LIBOR plus applicable margin	December 2015

Barclays MSRs Secured	45,970	—	[4]	LIBOR plus applicable margin	December 2015
Merchants MSRs Secured	30,000	30,000	[5]	LIBOR plus applicable margin	June 2017
Bank of America, N.A.	247,601	600,000	[6]	LIBOR plus applicable margin	May 2015
Total	$1,142,187	$1,632,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $2,000.
2 Merchants Bank of Indiana will periodically constrain the aggregate maximum borrowing capacity. At December 31, 2014, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity of $600,000 referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $400,000, with a sub-limit of $100,000.
5 Based on GNMA MSRs pledged to Merchants Bank of Indiana. Subsequent to year end, such capacity was raised to $35,000.
6 The Bank of America maximum borrowing includes $400,000 of mortgage repurchase and $200,000 of mortgage gestation repurchase facilities.
7 Agreement automatically renews 90 days prior to maturity if no termination notice given by either party. No notice was received or given at the 90 day mark and this line was extended to a maturity date of March 2016.

On August 29, 2014, we entered into a secured borrowing with a syndicate of banks led by Merchants Bank, secured by our GNMA mortgage servicing rights. The maximum borrowing capacity at the time of initiation was $22,000, which could be expanded upon with the addition of additional banks to the syndicate. The borrowing matures on June 30, 2017 and carries an interest rate of one-month LIBOR plus 450 basis points. The amount of the borrowing is measured on a quarterly basis to ensure that it is less than 50% of the value of the GNMA mortgage servicing rights collateralizing the secured borrowing. For the purpose of this test, the value of the GNMA mortgage servicing rights is equal to the value of the related MSRs established by us on a quarterly basis. On October 23, 2014, we amended the financing agreement to increase the amount of the borrowing from $22,000 to $27,000, and on December 30, 2014, we amended the financing agreement to further increase the amount of the borrowing $30,000. Subsequent to year end, we amended the agreement to increase the maximum borrowing capacity to $35,000.

On May 22, 2014, we entered into a loan and security agreement with Barclays Bank PLC ("Barclays") in which we established a $100,000 revolving credit facility secured by our FNMA and FHLMC MSRs. The transaction was structured so that the $100,000 revolving credit facility with Barclays is a borrowing sub-limit within our existing $300,000 master repurchase agreements with Barclays. As part of the transaction, we, together with Barclays, entered into separate acknowledgment agreements with FNMA and FHLMC in which, among other things, FNMA and FHLMC acknowledge the lien against our FNMA and FHLMC MSRs. On July 7, 2014, we amended our master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000 to $400,000, which was accounted for as a modification of a revolving debt arrangement. The master repurchase agreement, together with the loan and security agreement, was to mature on December 16, 2014. On December 16, 2014, we amended and renewed its master repurchase and mortgage loan participation purchase and sale, and the MSRs loan and security agreement. The agreements will mature on December 16, 2015. The maximum borrowing capacity and associated interest rate remain the same.

On April 15, 2014, we entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby we agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that would invest in participation interests in warehouse lines of credit ("WLOCs") originated by our wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by us. Additionally, Merchants Bancorp of Indiana ("Merchants") pledged 1,000 shares of NMF's common capital stock to us, for which we have the right to claim if Merchants were to default on any parameters set forth by the agreement. The amount of the subordinate debt funded by us is designed to be greater than or equal to 10% of the assets of NMF, based on the average assets of NMF over the quarter period. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. On September 25, 2014, we expanded the maximum amount of our investment in the subordinate debt of Merchants Bancorp to $30,000. At December 31, 2014, we had invested $30,000 in the subordinate debt of Merchants Bancorp, which is presented in the "Subordinated loan receivable" on our consolidated balance sheets herein. During the year ended December 31, 2014, we earned $2,631 as a result of this investment. In addition, the amount of residential and warehouse participations outstanding as of December 31, 2014 totaled $319,457 which was recorded for as secured borrowings and included in “Secured borrowings - mortgage loans” on our consolidated balance sheet herein.

On March 31, 2014, we amended our master participation agreement with Merchants to increase the aggregate maximum borrowing capacity from $400,000 to $600,000 through May 31, 2014. Through a series of further amendments, our current master participation agreement with Merchants has an aggregate maximum borrowing capacity of $600,000 and a maturity date of July 31, 2015.

In addition to the master participation agreement with Merchants, we also have an operating line of credit and a warehouse line of credit with Merchants. The operating line of credit is unsecured and the warehouse line of credit is secured by residential mortgages owned by us. The available borrowing amounts under both the operating line of credit and the warehouse line of credit went through a series of increases and reductions via amendments from March 31, 2014 to September 9, 2014, such that as of December 31, 2014, the operating line of credit was a $2,000 borrowing facility and the warehouse line of credit was also a $2,000 borrowing facility.

On March 25, 2014, we amended our master repurchase agreement with Bank of America, N.A. ("Bank of America") to increase the aggregate outstanding purchase price under the agreement from $200,000 to $250,000 and extend the termination date to April 30, 2014. On April 30, 2014, the master repurchase agreement with Bank of America was amended further to extend the maturity date to May 31, 2014. On May 12, 2014, the master repurchase agreement with Bank of America was increased to $300,000 and renewed until its maturity date of May 11, 2015 and the master participation agreement of $100,000 was renewed until its maturity date of May 11, 2015. On September 26, 2014, the master participation agreement of $100,000 was expanded to $200,000. On November 4, 2014, we amended our mortgage repurchase financing with Bank of America to expand the amount available under the line from $300,000 to $400,000. In the amendment, we also revised the profitability covenant for the Bank of America financing, to be hereafter calculated as pre-tax income for the trailing six months, excluding the change in mortgage servicing rights valuation.

The above mortgage funding and operating line of credit agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum HUD-published compare ratio, minimum profitability, minimum servicing portfolio, minimum over 180 day servicing delinquency and limitations on additional debt and transactions with affiliates, as defined in the agreement. We were in compliance with all covenants at December 31, 2014.

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

In order to facilitate the origination and sale of mortgage loans held for sale, we have entered into various agreements with lenders. These agreements are in the form of loan participation agreements, repurchase agreements and warehouse lines of credit with banks and other financial institutions. Mortgage loans held for sale are considered sold when we surrender control over the financial assets and those financial assets are legally isolated from us in the event of our bankruptcy. For loan participations and repurchase agreements that meet the definition of a participating interest, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. We account for all loan participation and repurchase agreements as secured borrowings.

Off-Balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Secured borrowings-mortgage loans [1]	$616,332	$616,332	$—	$—	$—
Secured borrowings - MSRs [1]	80,141	80,141	—	—	—
Mortgage repurchase borrowings [1]	482,572	482,572	—	—	—
Warehouse lines of credit [1]	1,432	1,432	—	—	—
Operating lines of credit [1]	2,080	2,080	—	—	—
Operating lease commitments [2]	34,799	7,536	12,957	9,338	4,968
Liability for mortgage repurchases and indemnifications	6,208	454	1,808	2,377	1,569
Contingent earn-out liabilities [3]	3,005	1,843	1,162	—	—
Purchase obligation [4]	2,001	798	1,203	—	—
Total contractual obligations and commitments	$1,228,570	$1,193,188	$17,130	$11,715	$6,537

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
4 Includes purchase obligations for Workday, Xactly and Alight software.

In addition to the above contractual obligations, we also had commitments to originate mortgage loans of $1,211,675 as of December 31, 2014. Commitments to originate mortgage loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above.

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
These risks are managed as part of our overall monitoring of liquidity, which includes regular meetings of a group of executive managers that identify and manage the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. The members of this group include the Chief Financial Officer, acting as the chair, the EVP of Capital Markets, the SVP Treasurer and other members of management as deemed necessary. The group is responsible for:

•	meeting day-to-day cash outflows primarily in the settlement of margin requests from trading counterparties, operating expenses, planned capital expenditures and customer demand for loans;

•	ensuring sufficient sources of liquidity exist to cover commitments to originate or purchase mortgage loans, warehouse lines of credit or other credit commitments;

•	funding asset growth in a cost efficient manner;

•	controlling concentration of exposure to any financing source;

•	minimizing the impact of market disruptions should adverse events occur which erode Stonegate’s ability to fund itself; and

•	surviving a major financial crisis which might result in a funding crisis.

Credit Risk
We have exposure to credit losses in the event of contractual non-performance by our trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our interest rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate. For additional information, refer to Note 5 “Derivative Financial Instruments” to the unaudited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
We also have exposure to credit losses in the event of non-repayment of amounts funded to correspondent customers through our NattyMac financing facility, though this has been somewhat mitigated by our transfer of participation interests in certain warehouse lines of credit, and related risks, to NMF. We also bear the risk of loss on any loans funded in NMF, up to the amount of our investment in the subordinated debt of Merchants Bancorp. We manage this credit risk by performing due diligence and underwriting analysis on the correspondent customers prior to lending. Each counterparty is evaluated according to the underwriting guidelines as documented in the NattyMac Warehouse Underwriting Guidelines as required by the NattyMac Warehouse Credit Policy. In addition, the correspondent customers pledge, as security to the Company, the underlying mortgage loans. We periodically review the warehouse lending receivables for collectability based on historical collection trends and management judgment regarding the ability to collect specific accounts.
Interest Rate Risk
Our principal market exposure is to interest rate risk, specifically long-term Treasury, LIBOR, and mortgage interest rates due to their impact on mortgage-related assets and commitments. Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings, primarily our mortgage warehouse lines of credit and our MSRs borrowing facilities. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.
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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of December 31, 2014, approximately $583,566, or 55%, of our total $1,056,985 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 45% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.23%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of December 31, 2014. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS or to private investors. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the year ended December 31, 2014.
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
We manage the interest rate risk associated with its outstanding interest rate lock commitments and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments of To-Be-Announced mortgage backed securities ("TBA Forward Commitments"). We expect these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments and loans held for sale, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held for sale to economically hedge. Our expectation of how many of our interest rate lock commitments will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.
Sensitivity Analysis
We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of market interest rates. We assess this risk based on changes in interest rates using a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes in interest rates.
We use financial models in determining the impact of interest rate shifts on our mortgage loan portfolio, MSRs portfolio and pipeline derivatives (IRLC and forward MBS trades). A primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
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
We used December 31, 2014 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the channels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of December 31, 2013 and December 31, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
2014	$(2,341)	$551
2013	$(1,473)	$(1,138)
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. We also use a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain an independent third party valuation on a monthly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have an MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time and, therefore, we do not enter into derivative arrangements to hedge the risk of prepayments of the underlying servicing portfolio. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of December 31, 2014, refer to Note 11, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSR portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During 2014, the weighted average coupon of our MSR portfolio increased and at December 31, 2014, mortgage rates were lower than they were at December 31, 2013. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The size of our MSR portfolio also increased in 2014, which also increased the sensitivity to rate changes. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of December 31, 2013 and December 31, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
2014	$(95,045)	$(48,810)	$(23,505)	$20,225	$37,764	$67,609
2013	$(35,409)	$(15,168)	$(6,958)	$6,218	$11,843	$21,727
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
Market Value Risk
Our mortgage loans held for sale and MSRs are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates but also due to the market demand for the particular asset.

ITEM 8.	FINANCIAL STATEMENTS

STONEGATE MORTGAGE CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stonegate Mortgage Corporation:
We have audited the accompanying consolidated balance sheets of Stonegate Mortgage Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonegate Mortgage Corporation and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Indianapolis, Indiana
March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stonegate Mortgage Corporation
Indianapolis, Indiana

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of Stonegate Mortgage for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Stonegate Mortgage Corporation for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Richey, May & Co., LLP
Englewood, Colorado
March 30, 2013, except for the effects of the segment changes included in Notes 1 and 20 as to which the date is January 14, 2015

Stonegate Mortgage Corporation
Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$45,382	$43,104
Restricted cash	4,482	730
Mortgage loans held for sale, at fair value	1,048,347	683,080
Servicing advances	11,193	4,177
Derivative assets	12,560	19,673
Mortgage servicing rights, at fair value	204,216	170,294
Property and equipment, net	17,047	12,640
Loans eligible for repurchase from GNMA	109,397	26,268
Warehouse lending receivables	85,431	12,089
Goodwill and other intangible assets, net	7,390	9,072
Subordinated loan receivable	30,000	—
Other assets	21,106	8,762
Total assets	$1,596,551	$989,889

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	592,798	342,393
Mortgage repurchase borrowings	472,045	223,113
Warehouse lines of credit	1,374	7,056
Secured borrowings - mortgage servicing rights	75,970	—
Operating lines of credit	2,000	6,499
Accounts payable and accrued expenses	28,350	25,097
Derivative liabilities	9,044	3,520
Reserve for mortgage repurchases and indemnifications	4,967	3,709
Due to related parties	—	608
Contingent earn-out liabilities	3,005	3,791
Liability for loans eligible for repurchase from GNMA	109,397	26,268
Deferred income tax liabilities, net	11,831	28,379
Other liabilities	5,695	11,955
Total liabilities	$1,316,476	$682,388

Commitments and contingencies - Note 16

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,780,973 and 25,769,236 for the years ended December 31, 2014 and 2013	264	264
Additional paid-in capital	267,083	263,830
Retained earnings	12,728	43,407
Total stockholders’ equity	280,075	307,501

Total liabilities and stockholders’ equity	$1,596,551	$989,889

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations

(In thousands, except per share data)	Years Ended December 31,
	2014	2013	2012
Revenues
Gains on mortgage loans held for sale, net	$156,925	$83,327	$71,420
Gains on sales of mortgage servicing rights	1,082	—	—
Changes in mortgage servicing rights valuation	(56,924)	22,967	—
Payoffs and principal amortization of mortgage servicing rights	(23,735)	(8,545)	—
Loan origination and other loan fees	26,817	21,227	9,871
Loan servicing fees	44,407	22,204	5,908
Interest income	37,045	16,767	5,257
Other revenue	—	—	1,172
Total revenues	185,617	157,947	93,628

Expenses
Salaries, commissions and benefits	142,625	72,475	32,737
General and administrative expense	36,663	23,085	7,706
Interest expense	27,225	14,426	6,239
Occupancy, equipment and communication	18,666	9,843	2,999
Impairment of mortgage servicing rights	—	—	11,698
Amortization of mortgage servicing rights	—	—	3,679
Provision for mortgage repurchases and indemnifications - change in estimate	822	(417)	—
Depreciation and amortization expense	5,201	2,209	750
Loss on disposal and impairment of long lived assets	1,527	105	11
Total expenses	232,729	121,726	65,819

(Loss) income before income tax (benefit) expense	(47,112)	36,221	27,809
Income tax (benefit) expense	(16,433)	13,623	10,724
Net (loss) income	(30,679)	22,598	$17,085
Less: Preferred stock dividends	—	(27)	(119)
Net (loss) income attributable to common stockholders	$(30,679)	$22,571	$16,966

(Loss) earnings per share
Basic	$(1.19)	$1.61	$5.31
Diluted	$(1.19)	$1.32	$2.26

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	693	$2,500	3,057	$31	$—	$4,015	$3,870	$10,416
Net income	—	—	—	—	—	—	17,085	17,085
Stock-based compensation expense	—	—	—	—	—	13	—	13
Preferred stock dividends	—	—	—	—	—	—	(119)	(119)
Issuance of common stock	—	—	408	4	—	996	—	1,000
Issuance of Series D preferred stock, net of issuance costs	8,065	32,000	—	—	—	(1,826)	—	30,174
Redemption of Series A preferred stock	(416)	(1,500)	—	—	—	—	—	(1,500)
Purchases of treasury stock	—	—	(631)	—	(1,820)	—	—	(1,820)
Balance at December 31, 2012	8,342	$33,000	2,834	$35	$(1,820)	$3,198	$20,836	$55,249
Net income	—	—	—	—	—	—	22,598	22,598
Stock-based compensation expense	—	—	—	—	—	2,452	—	2,452
Issuance of stock warrants	—	—	—	—	—	1,522	—	1,522
Issuance of common stock under discretionary incentive plan	—	—	39	—	113	325	—	438
Preferred stock dividends	—	—	—	—	—	—	(27)	(27)
Conversion of preferred stock to common stock	(8,342)	(33,000)	8,342	84	—	32,916	—	—
Issuance of common stock under Rule 144A offering, net of initial purchaser's discount, placement fee and equity issuance costs	—	—	6,389	64	—	104,536	—	104,600
Issuance of common stock under initial public offering, net of underwriters' discount and issuance costs	—	—	8,165	81	1,707	118,881	—	120,669
Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501
Net loss	—	—	—	—	—	—	(30,679)	(30,679)
Stock-based compensation expense	—	—	—	—	—	3,253	—	3,253
Issuance of common stock	—	—	12	—	—	—	—	—
Balance at December 31, 2014	—	$—	25,781	264	$—	267,083	12,728	280,075

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows

(In thousands)	Years Ended December 31,
	2014	2013	2012
Operating activities
Net (loss) income	$(30,679)	$22,598	$17,085
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	5,201	2,209	750
Loss on disposal and impairment of long lived assets	1,527	105	11
Bargain purchase gain	—	—	(1,172)
Amortization of debt discount	—	1,522	—
Forgiveness of note receivable from stockholder	—	214	—
Gains on mortgage loans held for sale, net	(156,925)	(83,327)	(71,420)
Amortization of mortgage servicing rights	—	—	3,679
Impairment of mortgage servicing rights	—	—	11,698
Gain on sale of mortgage servicing rights	(1,082)	—	—
Changes in mortgage servicing rights valuation	56,924	(22,967)	—
Payoffs and principal amortization of mortgage servicing rights	23,735	8,545	—
Provision for (release of) reserve for mortgage repurchases and indemnifications - change in estimate	822	(417)	—
Stock-based compensation expense	3,253	2,579	13
Deferred income tax (benefit) expense	(16,433)	13,623	10,724
Changes in contingent earn-out liabilities	(28)	(10)	—
Proceeds from sales and principal payments of mortgage loans held for sale	12,299,824	8,243,565	3,318,047
Originations and purchases of mortgage loans held for sale	(12,635,574)	(8,706,887)	(3,449,407)
Repurchases and indemnifications of previously sold loans	(16,784)	(4,070)	—
Changes in operating assets and liabilities:
Restricted cash	(3,752)	2,945	(3,445)
Servicing advances	(7,016)	(3,239)	(591)
Warehouse lending receivables	(73,342)	(12,089)	—
Other assets	(6,482)	(5,466)	(866)
Accounts payable and accrued expenses	(3,730)	16,721	13,668
Due to related parties	(608)	260	146
Net cash used in operating activities	(561,149)	(523,586)	(151,080)
Investing activities
Net proceeds from sales of mortgage servicing rights	41,653	—	—
Subordinated loan receivable	(30,000)	—	—
Purchases of property and equipment	(8,634)	(9,939)	(2,827)
Purchases in a business combination, net of cash acquired	(258)	(5,919)	(512)
Purchase of mortgage servicing rights	(2,009)	(1,543)	—
Repayment of notes receivable from stockholder	—	8	68
Net cash provided by (used in) investing activities	752	(17,393)	(3,271)

(Continued on Next Page)

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Continued)

(In thousands)	Years Ended December 31,
	2014	2013	2012
Financing activities
Proceeds from borrowings under mortgage funding arrangements and operating lines of credit	40,006,303	18,516,065	145,083
Repayments of borrowings under mortgage funding arrangements and operating lines of credit	(39,440,977)	(18,172,266)	(3,064)
Payments of contingent earnout liabilities	(1,361)	—	—
Payments of debt issuance costs	(1,290)	—	—
Proceeds from borrowing from stockholder	—	10,000	—
Repayment of borrowing from stockholder	—	(4,345)	—
Repayment of borrowing of subordinated debt	—	—	(750)
Payments of capital lease obligations	—	(14)	—
Net proceeds from issuance of common stock	—	225,573	1,000
Proceeds from issuance of preferred stock	—	—	32,000
Payment for redemption of preferred stock	—	—	(1,500)
Purchase of treasury stock	—	—	(1,820)
Payment of equity issuance costs	—	(5,959)	(1,826)
Payment of preferred stock dividends	—	(27)	(119)
Net cash provided by financing activities	562,675	569,027	169,004

Change in cash and cash equivalents	2,278	28,048	14,653
Cash and cash equivalents at beginning of period	43,104	15,056	403
Cash and cash equivalents at end of period	$45,382	$43,104	$15,056

Supplemental Cash Flow Information:
Cash paid for interest	$26,142	$12,233	$6,203
Cash paid for taxes	$118	$65	$21
Non-cash financing activities:
Settlement of employee's incentive compensation with shares of common stock	$—	$438	$—
Conversion of preferred stock to common stock	$—	$33,000	$—
Repayment of term loan with shares of common stock	$—	$5,655	$—

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014
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

The Company is a a specialty finance company that operates as an intermediary. It is focused on providing investment yield opportunities in the residential mortgage market to investors through originating, financing, and servicing U.S. residential mortgage loans. Since the date of the Company’s IPO, the Company has continued its development of internal management reporting. Such development has resulted in changes in the information that is provided to the Company’s chief operating decision maker. Accordingly, during the quarter ended September 30, 2014, management re-evaluated this information in relation to its definition of its operating segments. As a result of this new information provided to the chief operating decision maker, management has concluded that its Mortgage Banking operations should be disclosed as three segments: Originations, Servicing and Financing. Prior period segment disclosures have been restated to conform segment disclosures - see Note 20. This determination is based on the Company’s current organizational structure, which reflects the manner in which the chief operating decision maker evaluates the performance of the business.

The Company’s integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a retail branch network, a direct to consumer call center and a network of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks and credit unions). The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), financial institution secondary market investors and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). The Company also provides warehouse financing through its NattyMac, LLC subsidiary to third party correspondent lenders. The Company’s principal sources of revenue include (i) gains on sales of mortgage loans from loan securitizations and whole loan sales and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest income from its financing facilities and warehouse lending business.

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
Use of Estimates: The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly significant relate to the Company’s fair value measurements of mortgage loans held for sale, mortgage servicing rights (“MSRs”), derivative assets and liabilities, goodwill and other intangible assets, as well as its estimates for the reserve for mortgage repurchases and indemnifications and income tax estimates for deferred tax assets valuation allowance considerations.
Risks and Uncertainties: In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. In a declining interest rate environment, the Company's mortgage origination activities’ results of operations could be positively impacted by higher loan origination volumes and loan margins. In contrast, the Company's results of operations of its mortgage servicing activities could decline due to higher actual and projected loan prepayments related to its loan servicing portfolio. In a rising interest rate environment, the Company's mortgage origination activities' results of operations could be negatively impacted and its mortgage servicing activities’ results of operations to be positively impacted. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale. The Company manages these various risks through a variety of policies and procedures, such as the hedging of the loans held for sale and interest rate lock commitments using forward sales of MBS, such as To Be Announced (“TBA”)

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

securities, designed to quantify and mitigate the operational and financial risk to the Company to the extent possible. Specifically, the Company engages in hedging of interest rate risk of its mortgage loans held for sale and interest rate lock commitments with the use of TBA securities.

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
The Company’s business requires substantial cash to support its operating activities. As a result, the Company is dependent on its lines of credit and other financing facilities in order to finance its continued operations. If the Company’s principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company’s financial statements unless the Company found a suitable alternative source of financing.
Consolidation: The Company’s loans held for sale are sold predominantly to FNMA. The Company also sells loans in GNMA guaranteed mortgage-backed securities (“MBS”) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. FNMA and GNMA provide credit enhancement of the loans through certain guarantee provisions. These securitizations involve variable interest entities (“VIEs”) as the trusts or similar vehicles, by design, that either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.
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
The Company has concluded that on a consolidated basis it has a variable interest in NattyMac Funding ("NMF") resulting from any potential interest it may earn from the 49% NMF earnings participation, as described in Note 12, "Debt".  The Company has further concluded that it is not considered the primary beneficiary of its variable interest in NMF based on the fact that  it does not have the power to direct the activities of NMF that most significantly impact NMF’s economic performance.  NMF has the final authority over its operating policies.  If at any time in the future the Company claims the right to the common capital stock of NMF in a default scenario as described, the primary beneficiary conclusion may change.  The Company believes that its maximum exposure to loss as a result of this arrangement is the $30,000 in subordinated loan receivable as of December 31, 2014.
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
Revenue Recognition:
Mortgage Loans Held for Sale: Loan originations that are intended to be sold in the foreseeable future, including residential mortgages, are reported as mortgage loans held for sale. Mortgage loans held for sale are carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs (including but not limited to correspondent fees, broker premiums and underwriting

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

expenses) becomes the initial recorded investment in the mortgage loan held for sale. Such amount approximates the fair value of the loan.
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
Gains and losses from the sale of mortgages are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is recorded in gains on mortgage loans held for sale in the statement of operations. The sales proceeds reflect the cash received and the initial fair value of the separately recognized mortgage servicing rights less the fair value of the liability for mortgage repurchases and indemnifications. Gain on mortgage loans held for sale also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from derivatives.

Sale of Mortgage Servicing Rights: The Company occasionally sells a certain portion of its MSRs. At the time of the sale, based on the structure of the arrangement, the Company typically records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The MSRs are sold in separate transactions from the sale of the underlying loans. The MSRs sales are assessed to determine if they qualify as a sale transaction. A transfer of servicing rights related to loans previously sold qualifies as a sale at the date on which title passes, if substantially all risks and rewards of ownership have irrevocably passed to the transferee and any protection provisions retained by the transferor are minor and can be reasonably estimated. In addition, if a sale is recognized and only minor protection provisions exist, a liability should be accrued for the estimated obligation associated with those provisions. As MSRs are not considered financial assets for accounting purposes, the accounting model used to determine if the transfer of an MSRs asset qualifies as a sale is based on a risks and rewards approach. Upon completion of a sale, the Company would account for the transaction as a sale and derecognize the mortgage servicing rights from the Consolidated Balance Sheets.
Mortgage Servicing Rights and Change in Mortgage Servicing Rights Valuation: The Company capitalizes MSRs at fair value when purchased or at the time the underlying loans are de-recognized, or sold, and when the Company retains the right to service such loans. To determine the fair value of the MSRs, the Company uses a valuation model that calculates the present value of future cash flows from servicing. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds, and default rates. MSRs currently are not actively traded in the markets, accordingly, considerable judgment is required to estimate their fair value and the exercise of that judgment can materially impact current period earnings.
For periods prior to January 1, 2013, the Company accounted for the subsequent measurement of its MSRs at the lower of amortized cost or fair value. Effective January 1, 2013, the Company elected to irrevocably account for the subsequent measurement of its existing MSRs using the fair value method, whereby the subsequent changes in the fair value of the MSRs are recorded in earnings during the period in which the changes occur. Under the fair value method, the fair value of the Company's originated mortgage loans class of MSRs is assessed at each reporting date using the methods described above. In accordance with the applicable GAAP guidance, this change in accounting principle was accounted for on a prospective basis (financial statement periods prior to 2013 were not restated). The Company did not record a cumulative-effect adjustment to retained earnings as of January 1, 2013, as the net amortized carrying value of the MSRs as of January 1, 2013 equaled the fair value at such date due to MSRs impairment charges recorded during 2012.
Loan Origination and Other Loan Fees: Loan origination and other loan fee income represents revenue earned from originating mortgage loans. Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue, net of loan origination costs (excluding those direct loan origination costs that are recorded as a component of the recorded investment in mortgage loans held for sale), at the time the loans are funded.

Loan Servicing Fees: Loan servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding loan servicing costs are charged to expense as incurred.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

Interest Income: Interest income on mortgage loans is accrued to income based upon the principal amount outstanding and contractual interest rates. Income recognition is discontinued when loans become 90 days delinquent or when in management’s opinion, the collectability of principal and income becomes doubtful.
Warehouse Lending Receivables: During the year ended December 31, 2013, the Company introduced its warehouse lending products to its correspondent customers through warehouse line of credit agreements. Under the warehouse line of credit agreements, the Company lends funds to its correspondent customers to finance those correspondents' mortgage loan originations. The correspondent customers pledge, as security to the Company, the underlying mortgage loans, and pay interest on the related outstanding borrowings at a specified interest rate plus a margin, as defined in the underlying line of credit agreements with each correspondent customer. As of December 31, 2014, the Company had outstanding warehouse lending receivables from its correspondent customers of $85,431 and recognized interest income from its warehouse lending activities of $2,812 during the year ended December 31, 2014. As of December 31, 2013, the Company had outstanding warehouse lending receivables from its correspondent customers of $12,089 and recognized interest income from its warehouse lending activities of $92 during the year ended December 31, 2013. The Company periodically reviews the counterparties and warehouse lending receivables for collectability based on historical collection trends and management judgment regarding the ability to collect specific accounts and has determined that no allowance for doubtful accounts was necessary as of December 31, 2014 or December 31, 2013.
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
Servicing Advances: Servicing advances represent escrows and advances paid by the Company on behalf of customers and investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon collection of future borrower payments or foreclosure of the underlying loans. The Company periodically reviews these receivables for collectability and

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

amounts are written off when they are deemed uncollectible. As of December 31, 2014 and 2013, the Company had recognized an asset for servicing advances on its consolidated balance sheet of $11,193 and $4,177, respectively.
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of one to three years for internally developed computer software, three to ten years for furniture and equipment and three to five years for purchased computer software and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated economic useful lives.
The Company periodically assesses property and equipment for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If management identifies an impairment indicator, it assesses recoverability by comparing the carrying amount of the asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized in earnings whenever the carrying amount is not recoverable. No such impairments were recognized during the years ended December 31, 2014, 2013 and 2012.
Goodwill and Other Intangible Assets: Business combinations are accounted for using the acquisition method of accounting. Acquired intangible assets are recognized and reported separately from goodwill. Goodwill represents the excess cost of acquisition over the fair value of net assets acquired. Finite-lived purchased intangible assets consist of the Crossline trade name, customer relationships, non-compete agreement, an active agent list and state licenses, which have useful lives of four years, eight years, three years, five years and one year, respectively. Intangible assets with finite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed. The Company evaluates the estimated remaining useful lives on intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining periods of amortization. If an intangible asset’s estimated useful life is changed, the remaining net carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Additionally, an intangible asset that initially is deemed to have a finite useful life would cease being amortized if it is subsequently determined to have an indefinite useful life. Such intangible assets are then tested for impairment. The Company reviews such intangibles for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, in which case any impairment charge would be recorded to earnings. Given the formation of Stonegate Direct in October 2014, which was integrated through the call center operations of Crossline, the Company determined there was a significant change in the manner in which the Crossline trade name was used and as a result determined the change to be a triggering event for an impairment analysis to be performed in accordance with the guidance of long-lived assets. As of December 31, 2014, the Crossline trade name had no carrying value on its Consolidated Balance Sheet.
Indefinite-lived purchased intangible assets consist of the NattyMac trade name. Goodwill and other intangible assets with an indefinite useful life are not subject to amortization but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. For indefinite-lived intangible assets other than goodwill, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not the assets are impaired. If the Company determines that it is more likely than not that the intangible assets are impaired, a quantitative impairment test is performed. For the quantitative impairment test, the Company estimates and compares the fair value of indefinite-lived intangible asset with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.
For goodwill, the Company first performs a quantitative impairment test. At the operating segment level, which is the reporting unit, the Company estimates and compares the fair value to the book value. If the segment's book value exceeds its fair value, the Company then performs a hypothetical purchase price allocation for the segment. This is done by marking all assets and liabilities to fair value and calculating an implied goodwill value. If the implied goodwill value is less than the carrying value of the goodwill, the amount of impairment is measured as the difference and is permanently recognized by writing down the goodwill to the extent the carrying value exceeds the implied value. No impairment has been recognized on our goodwill and other intangible assets during the years ended December 31, 2014, 2013 and 2012.

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

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
Advertising and Marketing: The Company uses primarily print, broadcast and web-based advertising and marketing to promote its products. Advertising and marketing is expensed as incurred and totaled $3,216, $2,317 and $1,059 for the years ended December 31, 2014, 2013 and 2012.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. There was no such need for a valuation allowance as of December 31, 2014 and 2013. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company’s income tax expense includes assessments related to uncertain tax positions taken or expected to be taken by the Company. Management has concluded that it currently does not have any significant uncertain tax positions. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The open tax years subject to examination by taxing authorities include the years ended December 31, 2013, 2012 and 2011. The Company had no federal or state tax examinations in process as of December 31, 2014.
Cash and Cash Equivalents: The Company classifies cash and temporary investments with original maturities of three months or less as cash and cash equivalents, which totaled $45,382 and $43,104 at December 31, 2014 and 2013, respectively. The Company typically maintains cash in financial institutions in excess of FDIC limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these cash balances.
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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

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
ASU No. 2014-17, "Business Combinations (Topic 805) - Pushdown Accounting" was issued in November 2014. This update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control events occurs. The new guidance will be effective for the Company on the date of its next business combination. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.
ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" was issued in February 2015. This update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in this update affect the following areas: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or a service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary determination, 4) the effect of related parties on the primary beneficiary determination, and 5) certain investment funds. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.
Prior Period Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

3. (Loss) Earnings Per Share

The following is a reconciliation of net (loss) income attributable to common stockholders and a table summarizing the basic and diluted (loss) earnings per share calculations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Net (loss) income:
Net (loss) income	$(30,679)	$22,598	$17,085
Less: Preferred stock dividends	—	(27)	(119)
Net (loss) income attributable to common stockholders	$(30,679)	$22,571	$16,966

Weighted average shares outstanding (in thousands):

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

Denominator for basic (loss) earnings per share – weighted average common shares outstanding	25,770	14,062	3,193
Effect of dilutive shares—employee and director stock options, restricted stock units, warrants and convertible preferred stock	—	3,051	4,324
Denominator for diluted (loss) earnings per share	25,770	17,113	7,517

(Loss) earnings per share:
Basic	$(1.19)	$1.61	$5.31
Diluted	$(1.19)	$1.32	$2.26

During the years ended December 31, 2014, 2013 and 2012 weighted average shares of 1,818,049, 1,812,354 and 65,107, respectively, were excluded from the denominator for diluted (loss) earnings per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

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

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $627 as of December 31, 2014. Goodwill recognized from the acquisition of Medallion primarily relates to the expected future growth of Medallion's business.

As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a deferred purchase price, which payment is contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earnout"). If such goals are met by Medallion, the Company will pay the seller annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earnout is uncapped in amount. The fair value of the earnout was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earnout period, (ii) an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. The Company estimated the fair value of the earnout as of December 31, 2014 using the calibrated Monte-Carlo simulation and determined to decrease the estimate by $153, which is recorded within "General and administrative expense" on the Company's consolidated statement of operations, for the year ended December 31, 2014.

Acquisition of Crossline Capital, Inc.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

On December 19, 2013, the Company completed its acquisition of Crossline Capital, Inc. ("Crossline"), a California-based mortgage lender that originates, funds, and services residential mortgages. The acquisition of Crossline allowed the Company to increase its origination volume through geographic expansion. At the time of the acquisition, Crossline was licensed to originate mortgages in 20 states including Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Maryland, Massachusetts, New Hampshire, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, and is an approved FNMA Seller Servicer. In addition, it operated two national mortgage origination call centers in Lake Forest, CA and Scottsdale, AZ and also operated retail mortgage origination branches in seven other locations in Southern California.

The following table summarizes the total consideration transferred to acquire Crossline and the fair values of assets acquired and liabilities assumed on the acquisition date:

Consideration:
Cash consideration	$9,765
Fair value of contingent consideration	1,706
Total consideration	11,471
Fair value of assets acquired:
Cash and cash equivalents (including restricted cash)	3,688
Mortgage loans held for sale	28,394
Identified intangible assets	2,204
MSRs	344
Other assets	2,378
Total fair value of assets acquired	37,008
Fair value of liabilities assumed:
Warehouse lines of credit	27,454
Other liabilities	1,676
Total fair value of liabilities assumed	29,130
Fair value of net assets acquired	7,878
Goodwill	$3,593
Acquisition-related expenses	$122
The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $3,593 as of December 31, 2014. Goodwill recognized from the acquisition of Crossline primarily relates to the expected future growth of Crossline's business and future economic benefits arising from expected synergies.

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

In addition, the Company agreed to pay Crossline's seller a second contingent payment that is conditional upon Crossline achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earnout"). If such goals are met by Crossline, the Company will pay the seller quarterly payments equal to a multiple of the actual total mortgage loan volume of Crossline. The earnout is uncapped in amount. The fair value of the earnout was estimated to be approximately $1,399 as of December 31, 2013 and was estimated using a calibrated Monte-Carlo

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Crossline over the two year earnout period, (ii) an asset volatility factor of 18.70% and (iii) a discount rate of 6.50%.

For the year ended December 31, 2014, the Company adjusted its earn-out liability for Crossline by an increase of $110. Effective September 30, 2014, the Company amended the agreement governing the earnout provisions related to the acquisition of Crossline. As a result of the amendment, the remaining earnout amount to be paid to the original seller was fixed and is no longer contingent.

Of the $2,204 of total acquired intangible assets, $380 was assigned to a non-compete agreement with the seller of Crossline, which has an estimated life of three years, and $104 was assigned to state licenses, which have an estimated life of one year. The trade name was assigned $1,720, which was assigned an estimated life of four years. Given the formation of Stonegate Direct in October 2014, which was integrated through the call center operations of Crossline, the Company determined there was a significant change in the manner in which the Crossline trade name was used and as a result determined the change to be a triggering event for an impairment analysis to be performed in accordance with the guidance of long-lived assets. As of December 31, 2014, the Crossline trade name had no carrying value on its Consolidated Balance Sheet. The Company did not recognize any amortization expense related to the definite-lived intangible assets acquired from Crossline during the year ended December 31, 2013 due to the short period of time the assets were held between the acquisition date (December 19, 2013) and December 31, 2013.

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

Acquisition of Assets from NattyMac, LLC

On August 30, 2012, the Company acquired all rights, title and interest in the assets of the NattyMac, LLC ("NattyMac") single-family mortgage loan warehousing business. Founded in 1994 in St. Petersburg, FL, NattyMac operated as an independent mortgage warehouse lender focused on financing prime mortgage loans that were committed for purchase by GSEs. NattyMac’s strong reputation in the mortgage banking industry, along with its warehouse financing platform and experienced staff, complements the Company’s existing business and allows the Company to provide an additional source of funding to its customers.

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

The acquisition of NattyMac’s assets was determined to be a bargain purchase, as the fair value of the identified assets acquired exceeded the aggregate consideration transferred. Accordingly, the Company recognized a bargain purchase gain which is classified as “Other revenue” in its consolidated results of operations for the twelve months ended December 31, 2012.

As part of the acquisition of the assets of NattyMac, the Company agreed to pay NattyMac’s sellers a deferred purchase price of $75 (whole dollars) for each mortgage loan funded through the mortgage loan warehousing business acquired from NattyMac. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $2,250. There is no expiration date for the fulfillment of the contingent consideration arrangement. The fair value of the contingent consideration arrangement was estimated to be approximately $1,832 and $2,085 as of December 31, 2014 and December 31, 2013, respectively, and was estimated by applying the income approach. The fair value of the contingent consideration as of December 31, 2014 and December 31, 2013 was based on key assumptions including (i) the Company’s estimate of the number and timing of mortgage loans to be funded and (ii) discount rates of 6.50% and 5.37%, respectively. The Company’s revised estimated fair value of the contingent earn-out liability of $1,832 as of December 31, 2014 decreased from its original acquisition-date estimated fair value of $2,095 primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business as well as cash payments. At December 31, 2014, 5,622 mortgage loans had been funded through NattyMac’s single-family warehousing business and the Company expects that the full amount of contingent consideration will be paid over a three-year period.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of December 31, 2014 and 2013:

December 31, 2014:			Fair Value
	Notional[1]	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,211,675	Derivative assets/liabilities	$12,300	$(96)
MBS forward trades	2,318,249	Derivative assets/liabilities	260	(8,948)
Total derivative financial instruments	$3,529,924		$12,560	$(9,044)

December 31, 2013:			Fair Value
	Notional[1]	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,190,119	Derivative assets/liabilities	$4,553	$(3,293)
MBS forward trades	2,074,560	Derivative assets/liabilities	15,120	(227)
Total derivative financial instruments	$3,264,679		$19,673	$(3,520)

1 Amounts include both our long and short positions.

The following summarizes the effect of the Company’s derivative financial instruments and related changes in estimated fair value of mortgage loans held for sale on its consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Interest rate lock commitments	$10,945	$(10,729)	$8,642
MBS forward trades	(23,581)	16,680	(742)
Net derivative gains (losses)	(12,636)	5,951	7,900

Gains (losses) from changes in estimated fair value of mortgage loans held for sale[1]	21,454	(6,625)	3,528

	$8,818	$(674)	$11,428

1 Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. Gains (losses) from changes in estimated fair values are included within “gains on mortgage loans held for sale, net” on the Company’s consolidated statements of operations.

The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to the over-the-counter derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate.

The Company has entered into agreements with derivative counterparties, which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of December 31, 2014 and 2013, counterparties held $4,482 and $730, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $4,562 and $2,790 at December 31, 2014 and 2013, respectively, to those counterparties. For the years ended December 31, 2014 and 2013, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Conventional [1]	$507,297	$409,863
Government insured [2]	444,955	267,497
Non-agency/Other	96,095	5,720
Total mortgage loans held for sale, at fair value	$1,048,347	$683,080

1 Conventional includes FNMA and FHLMC mortgage loans.
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of December 31, 2014, the Company had pledged $981,015 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $49,701 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2013, the Company had pledged $598,980 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $84,100 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 12 “Debt” for additional information related to the Company’s outstanding borrowings as of December 31, 2014 and December 31, 2013.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSRs asset is capitalized, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities. The Company also purchases MSRs directly from third parties.

Effective January 1, 2013, the Company elected to irrevocably account for the subsequent measurement of its existing originated mortgage loans class of MSRs using the fair value method, whereby the MSRs are initially recorded on our balance sheet at fair value with subsequent changes in fair value recorded in earnings during the period in which the changes in fair value occur. We believe that accounting for the MSRs at fair value best reflects the impact of current market conditions on our MSRs, and our investors and other users of our financial statements will have greater insight into management’s views as to the value of our MSRs at each reporting date. The fair value of the MSRs is assessed at each reporting date using the methods described above. In accordance with the applicable GAAP guidance, this change in accounting principle was accounted for on a prospective basis (financial statement periods prior to 2013 have not been restated). We did not record a cumulative-effect adjustment to retained earnings as of January 1, 2013, as the net amortized carrying value of the MSRs as of January 1, 2013 equaled the fair value due to MSR impairment charges recorded during 2012.

Prior to January 1, 2013, the subsequent measurement of the Company’s MSRs was recorded using the amortization

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

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

The Company’s total mortgage servicing portfolio as of December 31, 2014 and December 31, 2013 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	December 31, 2014	December 31, 2013
FNMA	$5,797,883	$7,254,178
GNMA: [1]
FHA	5,365,627	3,333,593
VA	2,652,678	796,708
USDA	974,501	377,142
FHLMC	3,500,321	161,889
Other Investors	45,735	—
Total mortgage servicing portfolio	$18,336,745	$11,923,510

MSRs balance	$204,216	$170,294

MSRs balance as a percentage of total mortgage servicing portfolio	1.11%	1.43%

1 GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans.

At December 31, 2014 and 2013, the Company held $380,576 and $155,562 of escrow funds for its customers for which it services mortgage loans.

A summary of the changes in the balance of MSRs for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$170,294	$42,202	$17,679
MSRs originated in connection with loan sales	157,264	111,783	39,900
MSRs sold and derecognized	(44,692)	—	—
Purchased MSRs	2,009	1,543	—
MSRs acquired in a business combination	—	344	—
Changes in valuation inputs and assumptions	(56,924)	22,967	—
Actual portfolio runoff (payoffs and principal amortization)	(23,735)	(8,545)	—
Amortization of MSRs	—	—	(3,679)
Impairment of MSRs	—	—	(11,698)
Balance at end of period	$204,216	$170,294	$42,202

During 2014, the Company completed two sales of loan pools, in the amount of $3,840 of UPB in FNMA MSRs to an unrelated third party. These pools of FNMA MSRs were somewhat geographically focused, had average mortgage interest rates that were less than current mortgage interest rates, and did not include any GNMA or FHLMC MSRs, which have a different valuation than FNMA MSRs. Thus, the characteristics of the pools did not represent the characteristics of the Company’s MSRs portfolio as a whole. The Company performed temporary sub-servicing activities with respect to the underlying loans through the established transfer date in the fourth quarter of 2014, for a fee, during which time the Company was also entitled to certain other ancillary income amounts. The Company used the proceeds to reinvest back into newly originated MSRs through its origination platform. There were various minor protection provisions for which an estimated $500 liability was accrued at the time of the first transaction. These MSRs sale transactions met the criteria for derecognition, allowing for the MSRs asset to be derecognized and gains to be recorded at the time of transfer. The total gains of $1,082 were net of direct transaction expenses and estimated protection provisions.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of December 31, 2014, the Company had pledged $203,811 in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. As of December 31, 2013, no mortgage servicing rights were pledged as collateral to the Company's secured borrowing arrangements. Refer to Note 12 “Debt” for additional information related to the Company’s outstanding borrowings as of December 31, 2014 and December 31, 2013.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Contractual servicing fees	$42,429	$21,656	$5,676
Late fees	1,978	548	232
Loan servicing fees	$44,407	$22,204	$5,908

Servicing fees as a percentage of average portfolio	0.28%	0.27%	0.25%

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	—	1,048,347	—	1,048,347
Derivative assets (IRLCs)	—	12,300	—	12,300
Derivative assets (MBS forward trades)	—	260	—	260
MSRs	—	—	204,216	204,216
Total assets	$—	$1,060,907	$204,216	$1,265,123

Liabilities:
Derivative liabilities (IRLCs)	$—	$96	$—	$96
Derivative liabilities (MBS forward trades)	—	8,948	—	8,948
Contingent earn-out liabilities	722	—	2,283	3,005
Total liabilities	$722	$9,044	$2,283	$12,049

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	—	683,080	—	683,080
Derivative assets (IRLCs)	—	4,553	—	4,553
Derivative assets (MBS forward trades)	—	15,120	—	15,120
MSRs	—	—	170,294	170,294
Total assets	$—	$702,753	$170,294	$873,047

Liabilities:
Derivative liabilities (IRLCs)	$—	$3,293	$—	$3,293
Derivative liabilities (MBS forward trades)	—	227	—	227
Contingent earn-out liabilities	—	—	3,791	3,791
Total liabilities	$—	$3,520	$3,791	$7,311

Mortgage Loans Held for Sale

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. Gains from changes in estimated fair values are included "Gains on mortgage loans held for sale, net" on the Company's consolidated statements of operation and amounted to $21,454, $(6,625) and $3,528, respectively, for the years ended December 31, 2014, 2013 and 2012.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$1,044,005	$1,025,374	$676,906	$653,938
90 or more days delinquent	4,342	5,342	6,174	7,630
Total	$1,048,347	$1,030,716	$683,080	$661,568
MSRs

A reconciliation of the beginning and ending balances of the Company’s MSRs measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
	2014	2013
Balance at beginning of period	$170,294	$42,202
Changes in valuation	(56,924)	22,967
Payoffs and principal amortization	(23,735)	(8,545)
Purchases	2,009	1,887
Sales	(44,692)	—
MSRs originated in connection with loan sales	157,264	111,783
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$204,216	$170,294

Changes in fair value recognized in net income during the period related to assets still held	$(56,924)	$22,967

The Company did not measure its MSRs or any other assets at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2012.

Contingent Earn-out Liability

Contingent earn-out liabilities resulted from the Company’s acquisitions of NattyMac in August 2012, Crossline in December 2013 and Medallion in February 2014. See Note 4, “Business Combinations,” within this Annual Report on Form 10-K for additional information related to these contingent earn-out liabilities.

A reconciliation of the beginning and ending balances of the Company’s contingent earn-out liabilities measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012

Balance at beginning of period	$3,791	$2,095	$—
Changes in fair value recognized in earnings[1]	(28)	(7)	—
Purchases[2]	603	1,706	2,095
Sales	—	—	—
Issuances	—	—	—
Settlements	(1,361)	(3)	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(722)	—	—
Balance at end of period	$2,283	$3,791	$2,095

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

1 Recognized in the consolidated statements of operations within “General and administrative expense”.
2 Represents the Company’s acquisition of Medallion during February 2014.

The Company estimated the fair value of its earn-outs as of December 31, 2014 using the same method as at acquisition date for each of its earn-out liabilities, except for the Crossline earnout as discussed below. For the year ended December 31, 2014, the Company adjusted its earn-out liability for NattyMac by an increase of $14. For the year ended December 31, 2013, the Company revised its estimated fair value of the contingent earn-out liability related to the acquisition of NattyMac by increasing it $57 from its original acquisition-date fair value primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business. For the year ended December 31, 2014, as discussed in Note 4, “Business Combinations,” the Company decreased its estimate related to Medallion $153.

For the year ended December 31, 2014, the Company adjusted its earn-out liability for Crossline by an increase of $110. Transfers out of Level 3 relate to the Crossline earnout. Effective September 30, 2014, the Company amended the agreement governing the earnout provisions related to the acquisition of Crossline. As a result of the amendment, the remaining earnout amount to be paid to the original seller was fixed and is no longer contingent. Given the earnout amount is fixed, quoted and considered representative of the fair value of the liability, the Crossline earnout was transferred into Level 1. Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the year ended December 31, 2013, there were no other transfers between levels.

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

Fair Value of Other Financial Instruments

As of December 31, 2014 and December 31, 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments.

9. Property and Equipment

The following summarizes property and equipment as of December 31, 2014 and December 31, 2013:

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

	December 31, 2014	December 31, 2013
Internally developed computer software	$9,042	$2,666
Purchased computer software and equipment	7,511	6,943
Furniture and office equipment	5,994	5,176
Leasehold improvements	1,596	878
Property and equipment, gross	24,143	15,663
Accumulated depreciation and amortization	(7,096)	(3,023)
Property and equipment, net	$17,047	$12,640

Total depreciation and amortization expense related to property and equipment for years ended December 31, 2014, 2013 and 2012 was $4,180, $1,849 and $630, respectively, which includes amortization expense related to internally developed software of $1,668, $449 and $226, respectively.

10. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill for the years ended December 31, 2014 and December 31, 2013 is as follows:

Goodwill
Balance at December 31, 2012	$—
Crossline business combination	3,638
Balance at December 31, 2013	$3,638
Medallion business combination	627
Balance at December 31, 2014	$4,265

The Company performed its annual assessment of possible impairment of goodwill associated with both Crossline and Medallion as of November 30. This assessment will be performed more frequently if events and circumstances indicate that impairment may have occurred. The Company's goodwill is attributable to the Originations segment of the business and its analysis was performed at this segment level, with no impairment noted during the year ended December 31, 2014.

The Company's other intangible assets relate to its asset acquisition of NattyMac, LLC. in 2012 and acquisition of Crossline Capital, Inc. in 2013, as described in Note 4, "Business Combinations." The components of the Company's other intangible assets as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trade name	$1,720	$(430)	$(1,290)	$—	$1,720	$—	$1,720
Customer relationships	2,350	(685)	—	1,665	2,350	(392)	1,958
Non-compete agreement	380	(127)	—	253	380	—	380
Active agent list	330	(153)	—	177	330	(88)	242
State licenses	104	(104)	—	—	104	—	104
Total finite-lived intangible assets	$4,884	$(1,499)	$(1,290)	$2,095	$4,884	$(480)	$4,404
Indefinite-lived intangible assets:
Trade name	$1,030	$—	$—	$1,030	$1,030	$—	$1,030
Total indefinite-lived intangible assets	1,030	—	—	1,030	1,030	—	1,030
Total other intangible assets	$5,914	$(1,499)	$(1,290)	$3,125	$5,914	$(480)	$5,434

Given the formation of Stonegate Direct in October 2014, which was integrated through the call center operations of Crossline, the Company determined there was a significant change in the manner in which the Crossline trade name was used and as a result determined the change to be a triggering event for an impairment analysis to be performed in accordance with the guidance of long-lived assets. The amount of impairment represents the remaining net carrying amount of the asset and is recognized in the consolidated statements of operations within "Loss on disposal and impairment of long lived assets." The Crossline trade name and associated impairment charge relate to our Originations segment.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

The Company recorded amortization expense related to its definite-lived intangible assets of $1,019, $360 and $120 during the years ended December 31, 2014, 2013 and 2012, respectively. Estimated future amortization expense for each of the years ended December 31, is as follows: 2015, $486; 2016, $486; 2017, $338; 2018, $294; 2019, $294; thereafter, $196. Estimated amortization expense was based on existing intangible asset balances as of December 31, 2014. Actual amortization expense may vary from these estimates.

The Company performed its annual impairment test of existing other intangible assets with indefinite lives (trade name) as of October 1, 2014, with no impairment noted as of October 1, 2014.

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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. As of December 31, 2014 and 2013, all repurchase agreements are accounted for by the Company as secured borrowings.

From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of December 31, 2014 and 2013, all participation arrangements were accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the years ended December 31, 2014, 2013 and 2012 relating to loan sales in which the Company has continuing involvement:

	Years Ended December 31,
	2014	2013	2012
Proceeds from new loan sales [1]	$15,917	$(6,167)	$28,392
Proceeds from loan servicing fees	$45,248	$21,077	$6,229
Cash outflows from servicing advances	$7,015	$3,232	$591
Cash outflows from repurchases and indemnifications of previously sold loans	$16,784	$4,070	$—

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold, net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale as well as the cost to retain the servicing rights.

The following table sets forth information related to outstanding loans sold as of December 31, 2014 and December 31, 2013 for which the Company has continuing involvement:

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

	December 31, 2014	December 31, 2013
Total unpaid principal balance	$18,336,745	$11,923,510
Loans 30-89 days delinquent	$379,881	$167,293
Loans delinquent 90 or more days or in foreclosure [1]	$127,751	$32,269

1 Includes GNMA mortgage loans eligible for repurchase and recorded on the consolidated balance sheet, which are government-insured, of $109,397 and $26,268, respectively, as of December 31, 2014 and December 31, 2013.

    The key weighted average assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	13.9%	7.8%
GNMA:
FHA	11.2%	7.7%
VA	10.1%	7.5%
USDA	11.8%	7.5%
FHLMC	13.1%	7.7%
Other Investors	12.4%	N/A
Cost of servicing (per loan)	$83	$74

The key assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs at initial recognition during the years ended December 31, 2014, 2013 and 2012 are as follows:

Years Ended December 31,
	2014	2013	2012
Discount rates	9.25% - 11.00%	9.25% - 11.00%	8.00% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	7.90% - 13.92%	7.79% - 10.38%	6.00% - 14.26%
GNMA:
FHA	7.91% - 11.21%	7.51% - 10.04%	4.32% - 8.10%
VA	7.64% - 10.09%	7.31% - 8.44%	4.67% - 8.77%
USDA	7.78% - 11.80%	7.48% - 10.81%	3.85% - 7.23%
FHLMC	8.28% - 13.10%	7.68% - 8.74%	N/A
Other Investors	6.70% - 12.44%	N/A	N/A
Cost of servicing (per loan)	$74 - $83	$73 - $74	$70 - $90

MSRs are generally subject to loss in value when mortgage rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing MSRs value. Reductions in the value of MSRs affect income through changes in fair value. These factors have been considered in the estimated prepayment speed assumptions used to determine the fair value of the Company’s MSRs.

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for default rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of December 31, 2014 and December 31, 2013 are as follows:

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

	December 31, 2014	December 31, 2013
FNMA	3.93%	3.97%
GNMA:
FHA	6.42%	6.45%
VA	6.31%	6.37%
USDA	6.29%	6.41%
FHLMC	3.80%	3.82%
Other Investors	6.14%	N/A

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of December 31, 2014 and December 31, 2013:

	December 31, 2014	% of Average Portfolio	December 31, 2013	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(8,345)	4%	$(8,706)	5%
Impact of discount rate + 2%	$(16,063)	8%	$(16,638)	10%
Impact of discount rate + 3%	$(23,222)	11%	$(23,889)	14%

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,445)	3%	$(3,558)	2%
Impact of prepayment speed * 110%	$(10,668)	5%	$(7,003)	4%
Impact of prepayment speed * 120%	$(20,508)	10%	$(13,570)	8%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,529)	1%	$(1,157)	1%
Impact of cost of servicing * 110%	$(3,058)	1%	$(2,314)	1%
Impact of cost of servicing * 120%	$(6,116)	3%	$(4,629)	3%

As the table demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSRs fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSRs fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

12. Debt

Short-term borrowings outstanding as of December 31, 2014 and 2013 are as follows:

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

	December 31, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$592,798	3.97%	$342,393	4.27%
Mortgage repurchase borrowings	472,045	2.23%	223,113	2.51%
Warehouse lines of credit	1,374	4.25%	7,056	4.98%
Secured borrowings - mortgage servicing rights	75,970	5.49%	—	—%
Operating lines of credit	2,000	4.00%	6,499	4.07%
Total short-term borrowings	$1,144,187		$579,061

The Company maintains mortgage loan participation, repurchase and warehouse lines of credit arrangements (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans. As of December 31, 2014, the Company held mortgage funding arrangements with three separate financial institutions and a total maximum borrowing capacity of $1,634,000. Each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the particular MSRs being funded.

The following table summarizes the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2014:

Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$273,341	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee	July 2015
Merchants Bank of Indiana - Warehouse Line of Credit	1,374	2,000		Prime plus 1.00%	July 2015
Merchants Bank of Indiana - NattyMac Funding	319,457	—	[3]	LIBOR plus applicable margin	March 2015	[7]
Barclays Bank PLC	224,444	400,000		LIBOR plus applicable margin	December 2015
Barclays MSRs Secured	45,970	—	[4]	LIBOR plus applicable margin	December 2015
Merchants MSRs Secured	30,000	30,000	[5]	LIBOR plus applicable margin	June 2017
Bank of America, N.A.	247,601	600,000	[6]	LIBOR plus applicable margin	May 2015
Total	$1,142,187	$1,632,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $2,000.
2 Merchants Bank of Indiana will periodically constrain the aggregate maximum borrowing capacity. During the year ended December 31, 2014, the most the aggregate maximum borrowing capacity was constrained approximated $500,000. At December 31, 2014, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity of $600,000 referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $400,000, with a sub-limit of $100,000.
5 Based on GNMA MSRs pledged to Merchants Bank of Indiana. Subsequent to year end, such capacity was raised to $35,000.
6 The Bank of America maximum borrowing includes $400,000 of mortgage repurchase and $200,000 of mortgage gestation repurchase facilities.
7 Agreement automatically renews 90 days prior to maturity if no termination notice given by either party. No notice was received or given at the 90 day mark and this line was extended to a maturity date of March 2016.

On August 29, 2014, the Company entered into a secured borrowing with a syndicate of banks led by Merchants Bank, secured by the Company’s GNMA mortgage servicing rights. The maximum borrowing capacity at the time of initiation was $22,000, which could be expanded upon with the addition of additional banks to the syndicate. The borrowing matures on June 30, 2017 and carries an interest rate of one-month LIBOR plus 450 basis points. The amount of the borrowing is measured on a

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

quarterly basis to ensure that it is less than 50% of the value of the GNMA mortgage servicing rights collateralizing the secured borrowing. For the purpose of this test, the value of the GNMA mortgage servicing rights is equal to the value of the related MSRs established by the Company on a quarterly basis. On October 23, 2014, the Company amended the financing agreement to increase the amount of the borrowing from $22,000 to $27,000, and on December 30, 2014, the Company amended the financing agreement to further increase the amount of the borrowing to $30,000. On February 9, 2015, the Company amended the agreement to increase the maximum borrowing capacity to $35,000.

On May 22, 2014, the Company entered into a loan and security agreement with Barclays Bank PLC ("Barclays") in which the Company established a $100,000 revolving credit facility secured by the Company's FNMA and FHLMC MSRs. The transaction was structured so that the $100,000 revolving credit facility with Barclays is a borrowing sub-limit within the Company's existing $300,000 master repurchase agreements with Barclays. As part of the transaction, the Company, together with Barclays, entered into separate acknowledgment agreements with FNMA and FHLMC in which, among other things, FNMA and FHLMC acknowledge the lien against the Company’s FNMA and FHLMC MSRs. On July 7, 2014, the Company amended its master repurchase agreement with Barclays to increase the aggregate maximum borrowing capacity from $300,000 to $400,000, which was accounted for as a modification of a revolving debt arrangement. The master repurchase agreement, together with the loan and security agreement, was to mature on December 16, 2014. On December 16, 2014, the Company amended and renewed its master repurchase and mortgage loan participation purchase and sale, and the MSRs loan and security agreement. The agreements will mature on December 16, 2015. The maximum borrowing capacity and associated interest rate remain the same.

On April 15, 2014, the Company entered into an agreement with Merchants Bancorp (an Indiana-based bank holding company and the parent company of Merchants Bank of Indiana), whereby the Company agreed to invest up to $25,000 in the subordinate debt of Merchants Bancorp. Merchants Bancorp in turn, agreed to form and fund a wholly-owned subsidiary named NattyMac Funding Inc. (“NMF”) that would invest in participation interests in warehouse lines of credit ("WLOCs") originated by the Company's wholly-owned subsidiary, NattyMac, and in participation interests in residential mortgage loans originated by Stonegate. Additionally, Merchants Bancorp of Indiana ("Merchants") pledged 1,000 shares of NMF's common capital stock to the Company, for which the Company has the right to claim if Merchants were to default on any parameters set forth by the agreement. The amount of the subordinate debt funded by the Company is designed to be greater than or equal to 10% of the assets of NMF, based on the average assets of NMF over the quarter period. The subordinate debt provided to Merchants Bancorp will earn a return equal to one-month LIBOR, plus 350 basis points, plus additional interest that will be equal to 49% of the earnings of NMF. On September 25, 2014, the Company expanded the maximum amount of its investment in the subordinate debt of Merchants Bancorp to $30,000. At December 31, 2014, the Company had invested $30,000 in the subordinate debt of Merchants Bancorp and is presented in the "Subordinated loan receivable" on the Company's consolidated balance sheets herein. In addition, the amount of residential and warehouse participations outstanding as of December 31, 2014 totaled $319,457 which was recorded for as secured borrowings and included in “Secured borrowings - mortgage loans” on the Company’s consolidated balance sheet herein.

On March 31, 2014, the Company amended its master participation agreement with Merchants to increase the aggregate maximum borrowing capacity from $400,000 to $600,000 through May 31, 2014. Through a series of further amendments, the Company's current master participation agreement with Merchants has an aggregate maximum borrowing capacity of $600,000 and a maturity date of July 31, 2015.

In addition to the master participation agreement with Merchants, the Company also has an operating line of credit and a warehouse line of credit with Merchants. The operating line of credit is unsecured and the warehouse line of credit is secured by residential mortgages owned by the Company. The available borrowing amounts under both the operating line of credit and the warehouse line of credit went through a series of increases and reductions via amendments from March 31, 2014 to September 9, 2014, such that as of December 31, 2014, the operating line of credit was a $2,000 borrowing facility and the warehouse line of credit was also a $2,000 borrowing facility.

On March 25, 2014, the Company amended its master repurchase agreement with Bank of America, N.A. ("Bank of America") to increase the aggregate outstanding purchase price under the agreement from $200,000 to $250,000 and extend the termination date to April 30, 2014. On April 30, 2014, the master repurchase agreement with Bank of America was amended further to extend the maturity date to May 31, 2014. On May 12, 2014, the master repurchase agreement with Bank of America was increased to $300,000 and renewed until its maturity date of May 11, 2015 and the master participation agreement of $100,000 was renewed until its maturity date of May 11, 2015. On September 26, 2014, the master participation agreement of $100,000 was expanded to $200,000. On November 4, 2014, the Company amended its mortgage repurchase financing with Bank of America to expand the amount available under the line from $300,000 to $400,000. In the amendment, the Company

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

also revised the profitability covenant for the Bank of America financing, to be hereafter calculated as pre-tax income for the trailing six months, excluding the change in mortgage servicing rights valuation.

The above mortgage funding and operating lines of credit agreements contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of December 31, 2014, the Company was in compliance with the covenants contained in its borrowings. The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

13. Reserve for Mortgage Repurchases and Indemnifications

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

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012

Balance at beginning of period	$3,709	$1,917	$—
Provision for mortgage repurchases and indemnifications - new loan sales[1]	2,415	2,899	1,917
Crossline business combination	—	498	—
Provision for mortgage repurchases and indemnifications - change in estimate[2]	822	(417)	—
Losses on repurchases and indemnifications	(1,979)	(1,188)	—
Balance at end of period	$4,967	$3,709	$1,917

1 Recognized as a reduction to "Gain on mortgage loans held for sale, net" in the consolidated statements of operations.
2 Accounts for change in estimate made subsequent to the initial reserve for new loan sales being made.

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

14. Related Party Transactions

Through May 15, 2013, the Company had an agreement with a stockholder to pay an annual management fee for consulting and advisory services and strategic planning. The agreement was terminated on May 15, 2013 in conjunction with the Company’s private offering of common stock. The total management fees amounted to $820 and $238, respectively, for the years ended December 31, 2013 and 2012, and are included in "General and administrative expense" on the Company's consolidated statements of operations.

Through June 30, 2013, the Company had an agreement with a stockholder to manage and grow the Company’s Home Improvement Program division, which primarily focuses on the origination of the Federal Housing Administration ("FHA") 203k loans and Fannie Mae Home Style renovation loans. In accordance with the terms of the agreement the stockholder was to receive an annual management fee of $108 payable quarterly through January 15, 2014, 10% of all revenue generated by the division payable quarterly through January 15, 2014, and 33.33% of the annual net income of the division for the calendar year ended December 31, 2013. This agreement terminated on June 30, 2013. The total related fees amounted to $159 and $339,

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

respectively for the years ended December 31, 2013 and 2012, and are included in "General and administrative expense" on the Company's consolidated statements of operations.

During the year ended December 31, 2013, the Company forgave a note receivable from its Chief Executive Officer ("CEO") in the amount of $214, which was considered taxable income to the CEO and compensation expense to the Company.

As of December 31, 2013, the Company had $608 of amounts due to related parties, which primarily consisted of the previously described management fees as well as fees payable to members of the Company's Board of Directors.

15. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Current federal income tax expense	$—	$—	$—
Current state income tax expense	115	—	—
Deferred federal income tax (benefit) expense	(15,853)	12,887	9,761
Deferred state income tax (benefit) expense	(695)	736	963
Total income tax (benefit) expense	$(16,433)	$13,623	$10,724

The following is a reconciliation of income tax expense recorded on the Company's consolidated statements of income to the expected statutory federal corporate income tax rates for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014		2013		2012
	$	%	$	%	$	%
Statutory federal income tax (benefit) expense	$(16,490)	35.0%	$12,677	35.0%	$9,733	35.0%
State income tax (benefit) expense, net of federal tax expense (benefit)	(2,015)	4.3%	662	1.8%	961	3.5%
Non-deductible expenses	232	(0.5)%	230	0.6%	30	0.1%
State tax rate adjustment to state deferred	1,801	(3.8)%	$—	—%	$—	—%
Other	39	(0.1)%	54	0.2%	—	—%
Total income tax (benefit) expense	$(16,433)	34.9%	$13,623	37.6%	$10,724	38.6%

The tax effects of significant temporary differences which gave rise to the Company's deferred tax assets and liabilities are as follows as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Deferred tax assets relating to:
Net operating loss carryforwards	$57,987	$36,369
Goodwill	—	406
Intangible assets	475	—
Reserve for mortgage repurchases and indemnifications	1,953	1,783
Stock-based compensation	2,087	987
Stock warrants issued	—	594
Deferred rent and leasehold improvements	762	572
Vacation accrual and contributions	470	231
Loans held for sale and related derivatives	14,715	—
Bad debts	235	—
Tax credits	5	—
Total deferred tax assets	$78,689	$40,942
Deferred tax liabilities relating to:
Mortgage servicing rights	$89,658	$64,161

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

Property and equipment	825	2,270
Loans held for sale and related derivatives	—	2,004
Goodwill	37	—
Other intangible assets	—	886
Total deferred tax liabilities	$90,520	$69,321
Net deferred tax liabilities	$11,831	$28,379

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of $148,580 and $125,957, respectively, available to offset future taxable income and expiring from 2027 to 2034. As of December 31, 2013, the Company had federal and state net operating loss carryforwards of $94,973 and $64,241, respectively. The increase in both the federal and state net operating loss carryforwards during the year ended December 31, 2014 was due primarily to increases in timing differences related to originated MSRs and derivative assets and liabilities (IRLCs and related forward MBS trades). Because the Company’s primary business activity consists of the origination and sale of mortgage loans with the retention of servicing rights, these sales typically result in the recognition of gains for book purposes. However, because the servicing retained by the Company constitutes normal servicing, as that term is defined in applicable income tax guidance of the Internal Revenue Code, these sales do not result in the recognition of a corresponding amount of taxable gain. Similarly, the Company’s IRLCs and related forward MBS trades are recorded as derivative financial instruments and changes in fair value are recorded for book purposes under GAAP. However, the IRLCs and forward MBS trades with respect to the IRLCs are not subject to mark-to-market adjustments for tax purposes.

The Company analyzed the impact of its October 10, 2013 initial public offering (as further described in Note 17, "Capital Stock") and determined that an ownership change under Section 382 of the Internal Revenue Code ("Section 382 ownership change") occurred. The Internal Revenue Service ("IRS") allows for the application of two approaches (the full value method and the hold constant principle) for valuing companies when identifying a Section 382 ownership change and requires that the taxpayers apply a consistent method from year to year.      As a result of the ownership change, the Company evaluated the impact to the net operating loss carryforward. Management calculated the resulting annual limitation on the utilization of the Company's net operating loss carryforwards and determined that it was more likely than not that the net operating loss carryforwards will be utilized prior to their expiration. Accordingly, no valuation allowance has been established at December 31, 2014 and 2013.

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

As a result of a significant investment made by holders of Series D convertible preferred stock (as further described in Note 17, “Capital Stock”) on March 9, 2012, the Company experienced a Section 382 ownership change. Management performed an analysis of the resulting annual limitation on the utilization of the Company's net operating loss carryforwards and, based on that analysis, determined that it was more likely than not that these net operating loss carryforwards will be utilized prior to their expiration.  Accordingly, no valuation allowance has been established at December 31, 2014 and 2013.

16. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2014 and December 31, 2013 approximated $1,211,675 and $1,190,119, respectively. The commitments are recognized in the balance sheet within “Derivatives".

Leases

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

The Company leases office space and equipment under non-cancelable operating agreements expiring through October 2022. Rent expense amounted to $9,237, $3,458 and $1,259 for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental payments under the leases having an initial or remaining non-cancelable term in excess of one year are as follows at December 31, 2014:

2015	$7,536
2016	6,632
2017	6,325
2018	5,511
2019	3,827
Thereafter	4,968
Total minimum rental payments	$34,799

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

The Company met all minimum net worth requirements to which it was subject as of December 31, 2014 and 2013. The Company’s required and actual net worth amounts are presented in the following table:

	December 31, 2014		December 31, 2013
	Net Worth [1]	Net Worth Required	Net Worth [1]	Net Worth Required
HUD	$272,686	$2,500	$298,429	$2,500
GNMA	$272,686	$22,982	$298,429	$12,667
FNMA	$272,686	$16,995	$298,429	$20,635
FHLMC	$272,686	$11,251	$298,429	$2,905
Various States	$272,686	$ 0-1,000	$298,429	$ 0-1,000

1 Calculated in compliance with the respective agencies' or states' requirements.

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of December 31, 2014, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows.

Regulatory Contingencies

The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of our mortgage origination, servicing and financing activities. Such audits and examinations could result in additional actions, penalties or fines by state or federal governmental bodies, regulators or the courts with respect to our mortgage origination, servicing and financing activities, which may be applicable generally to the mortgage industry or to us in particular.  During 2014, we received a report of examination from a state regulatory agency that certain fees that were charged to borrowers in connection with the origination of loans through our wholesale and retail channels were impermissible and must be refunded to such borrowers.  The total amount of these fees is $417. The Company disagrees with the findings in the report of examination and has communicated its reasoning as to why the

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

related fees are permissible to the state regulatory agency.  However, there can be no assurance that the state regulatory agency will agree with our position and that we will not be ultimately required to refund the fees to the related borrowers.

Other Contingencies

During 2013, the Company became aware that it had purchased certain refinancing loans, with a total principal amount of $5,163, from a correspondent lender where the prior mortgage loan on the property securing the mortgage loan that was purchased from the correspondent lender was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of the Company’s process in purchasing a mortgage loan from a correspondent lender, it generally requires that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these purchased loans. As a result, the Company believes the borrower is insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. The Company believes that its procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent lender to obtain a release of the prior mortgage loan and that the Company’s practice of obtaining closing protection letters is appropriate to protect it in these situations. The Company has notified the affected borrowers and the relevant insurance carriers, and it expects that the title insurance obtained in connection with the refinancings will result in the loan having a first priority status. However, there can be no assurances that the prior mortgages will be fully satisfied from the title insurance claims.

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

Use of Capital and Common Stock Repurchases

The Company paid total cash dividends of $27 and $119 to its convertible preferred stockholders during the years ended December 31, 2013 and December 31, 2012, respectively. The Company had no preferred stockholders during the year ended December 31, 2014. The Company does not expect to pay dividends on its common stock for the foreseeable future. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

future dividends are subject to the final determination of the Company’s Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Common stock repurchases are discretionary as the Company is under no obligation to repurchases shares. The Company may repurchase shares when it believes it is a prudent use of capital. There were no repurchases of common stock during the years ended December 31, 2014 or 2013.

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

On August 29, 2013, the Company adopted the 2013 Omnibus Incentive Plan (the "2013 Plan") for employees and consultants. The 2013 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), SARs, restricted stock, restricted stock units, dividend equivalent rights, other stock-based or cash-based awards (collectively, “awards”), with each grant evidenced by an award agreement providing the terms of the award. Incentive stock options may be granted only to employees; all other awards may be granted to employees and consultants. Non-employee directors are not permitted to participate in the 2013 Plan. The 2013 Plan is applicable to all awards granted on or after August 29, 2013 and replaces the 2011 Plan. No new stock-based compensation grants were made under the 2011 Plan after the adoption of the 2013 Plan. The terms and conditions of awards granted under the 2011 Plan prior to the adoption of the 2013 will not be affected by the adoption of the 2013 Plan, and the 2011 Plan will remain effective with respect to such awards. Upon adoption on August 29, 2013, a total of 419,250 shares of the Company's common stock were reserved and available for issuance under the 2013 Plan, which included the 315,925 remaining number of shares available for grant under the 2011 Plan. As of December 31, 2014, there were a total of 327,856 shares of common stock available for future grants under the 2013 Plan.
The Company’s current policy for issuing shares of its common stock upon exercise of stock options or vesting of restricted stock units is to either issue new shares or repurchase outstanding shares of its common stock to settle stock option exercises. The Company currently has no plans to repurchase shares of its common stock.

Stock Options

Nonqualified stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Nonqualified stock options granted during 2014 and 2013 generally vest over four years in equal annual installments and have a term of ten years from the grant date. Nonqualified stock options granted during 2012 vest over three years in equal quarterly installments and have a term of ten years from the grant date. Stock options granted do not contain any voting or dividend rights prior to exercise. The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period.

A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,539,880	$17.08
Granted	31,312	$14.04
Exercised	—	N/A
Forfeited or expired	(165,986)	$18.00
Outstanding at December 31, 2014	1,405,206	$16.90	8.3	$811
Exercisable at December 31, 2014	412,772	$15.13	8.1	$676

During the year ended December 31, 2014, 33,831 stock options with a per-share exercise price of $3.97, an aggregate intrinsic value of $270 and remaining contractual term of 7.2 years, vested.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Fair value of underlying common stock	$14.04	$18.00	$3.97
Volatility	41.30%	40.00%	18.00%
Dividend yield	—%	—%	—%
Risk-free interest rate	2.01%	1.08%	1.01%
Expected term (years)	6.25	6.22	5.75

The weighted average grant-date fair values per share of the stock options granted during the years ended December 31, 2014, 2013 and 2012 were $6.07, $7.25 and $0.78, respectively.

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

Restricted Stock Units
Restricted stock units are granted for a fixed number of shares with a fair value equal to the fair value of the Company's common stock at the grant date. Restricted stock units granted during 2014 and 2013 vest over three years in equal annual installments. Restricted stock units granted do not contain any voting or dividend rights prior to vesting. The Company recognizes compensation expense associated with the restricted stock units using the straight-line method over the requisite service period.

A summary of the nonvested restricted stock unit activity for the year ended December 31, 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	49,634	$17.04
Granted	10,448	$13.65
Vested	(11,737)	$(17.04)
Forfeited	(14,423)	$(17.04)
Nonvested at December 31, 2014	33,922	$16.00

The total fair value of restricted stock units converted into common stock was $200 during the year ended December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $3,253, $2,452 and $13, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company recognized related tax benefits of $2,087, $987 and $5, respectively. Total unrecognized stock-based compensation costs related to nonvested stock options and restricted stock units as of December 31, 2014 was $5,593 and $520, respectively, and will be recognized using the straight-line method over the weighted average remaining requisite service periods of 2.1 and 2.2 years, respectively.

Other Stock Awards

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

On May 10, 2013, the Company issued 39,145 shares of common stock (from its available treasury shares) to an employee who elected to receive his 2012 incentive compensation in the form of shares of the Company's common stock, as allowed under his employment agreement. The election under the employment agreement that allowed the employee to receive incentive compensation in either cash or the Company's common stock was accounted for as a tandem award compensation agreement. The fair value of the tandem award was determined to be $602 on the date the employee made the election to receive his incentive compensation in stock. Stock-based compensation expense recognized for this tandem award was $127 and $475, respectively, for the years ended December 31, 2013 and 2012. The number of shares of common stock issued to this employee upon settlement reflected a net settlement for payroll tax withholding. No such election was made during the year ended December 31, 2014.

The Company has not granted any stock appreciation rights, restricted stock awards, performance units, phantom stock or other stock-based compensation awards.

19. Retirement Benefit Plans

The Company maintains 401(k) profit sharing plans covering substantially all employees. Employees may contribute amounts subject to certain IRS and plan limitations. The Company may make discretionary matching and non-elective contributions, subject to certain limitations. During the years ended December 31, 2014, 2013 and 2012, the Company contributed $2,275, $1,077 and $384, respectively, to the 401(k) profit sharing plans.

20. Segment Information

Since the date of the Company’s IPO, the Company has continued its development of internal management reporting. Such development has resulted in changes in the information that is provided to the Company’s chief operating decision maker. Accordingly, during the year ended December 31, 2014, management re-evaluated this information in relation to its definition of its operating segments.

As a result of this new information provided to the chief operating decision maker, management has concluded that its Mortgage Banking operations should be disclosed as three segments: Originations, Servicing and Financing. Prior period segment disclosures have been restated to conform segment disclosures for the years ended December 31, 2013 and 2012 to those for the year ended December 31, 2014.

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

Financial highlights by segment are as follows:

	Total Assets
	December 31, 2014	December 31, 2013
Originations	$1,199,727	$743,365
Servicing	223,058	176,023
Financing	118,593	17,749
Other[1]	55,173	52,752
Total	$1,596,551	$989,889

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Year Ended December 31, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$156,940	$—	$—	$(15)	$156,925
Gains on sale of mortgage servicing rights	—	1,082	—	—	1,082
Changes in mortgage servicing rights valuation	—	(56,924)	—	—	(56,924)
Payoffs and principal amortization of mortgage servicing rights	—	(23,735)	—	—	(23,735)
Loan origination and other loan fees	26,429	—	455	(67)	26,817
Loan servicing fees	—	44,407	—	—	44,407
Interest income	34,080	—	3,280	(315)	37,045
Total revenues	217,449	(35,170)	3,735	(397)	185,617

Expenses
Salaries, commissions and benefits	111,147	5,972	1,726	23,780	142,625
General and administrative expense	14,238	1,378	596	20,451	36,663
Interest expense	23,122	1,227	1,050	1,826	27,225
Occupancy, equipment and communication	10,858	1,794	231	5,783	18,666
Provision for mortgage repurchases and indemnifications	822	—	—	—	822
Depreciation and amortization	1,607	84	119	3,391	5,201
Loss on disposal and impairment of long lived assets	1,290	—	—	237	1,527
Corporate allocations	26,619	3,279	160	(30,058)	—
Total expenses	189,703	13,734	3,882	25,410	232,729
Income (loss) before taxes	$27,746	$(48,904)	$(147)	$(25,807)	$(47,112)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Year Ended December 31, 2013
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$83,312	$—	$—	$15	$83,327
Changes in mortgage servicing rights valuation	—	22,967	—	—	22,967
Payoffs and principal amortization of mortgage servicing rights	—	(8,545)	—	—	(8,545)
Loan origination and other loan fees	21,196	—	31	—	21,227
Loan servicing fees	—	22,204	—	—	22,204
Interest income	16,612	—	125	30	16,767
Total revenues	121,120	36,626	156	45	157,947

Expenses
Salaries, commissions and benefits	50,242	2,562	—	19,671	72,475
General and administrative expense	8,749	942	19	13,375	23,085
Interest expense	12,449	260	—	1,717	14,426
Occupancy, equipment and communication	3,999	723	—	5,121	9,843
Provision for mortgage repurchases and indemnifications	(417)	—	—	—	(417)
Depreciation and amortization	360	—	—	1,849	2,209

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

Loss on disposal and impairment of long lived assets	12	—	—	93	105
Corporate allocations	14,401	1,689	—	(16,090)	—
Total expenses	89,795	6,176	19	25,736	121,726
Income (loss) before taxes	$31,325	$30,450	$137	$(25,691)	$36,221

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Year Ended December 31, 2012
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$71,420	$—	$—	$—	$71,420
Changes in mortgage servicing rights valuation	—	—	—	—	—
Payoffs and principal amortization of mortgage servicing rights	—	—	—	—	—
Loan origination and other loan fees	9,871	—	—	—	9,871
Loan servicing fees	—	5,908	—	—	5,908
Interest income	5,199	—	—	58	5,257
Other revenue	1,172	—	—	—	1,172
Total revenues	87,662	5,908	—	58	93,628

Expenses
Salaries, commissions and benefits	22,851	985	—	8,901	32,737
General and administrative expense	3,065	334	—	4,307	7,706
Interest expense	5,667	361	—	211	6,239
Occupancy, equipment and communication	1,635	240	—	1,124	2,999
Impairment of mortgage service rights	—	11,698	—	—	11,698
Amortization of mortgage service rights	—	3,679	—	—	3,679
Depreciation and amortization	—	—	—	750	750
Loss on disposal and impairment of long lived assets	—	—	—	11	11
Corporate allocations	2,559	284	—	(2,843)	—
Total expenses	35,777	17,581	—	12,461	65,819
Income (loss) before taxes	$51,885	$(11,673)	$—	$(12,403)	$27,809

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

21. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2014
Total revenues	$38,480	$57,538	$63,054	$26,545
Total expenses	$51,331	$57,132	$61,408	$62,858
(Loss) income before income tax expenses	$(12,851)	$406	$1,646	$(36,313)
Net (loss) income	$(7,884)	$268	$(1,679)	$(21,384)
Basic (loss) earnings per share	$(0.31)	$0.01	$(0.07)	$(0.83)
Diluted (loss) earnings per share	$(0.31)	$0.01	$(0.07)	$(0.83)
2013

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2014

Total revenues	$38,882	$43,354	$31,866	$43,845
Total expenses	$23,037	$28,669	$29,376	$40,644
Income before income tax expenses	$15,845	$14,685	$2,490	$3,201
Net income	$9,715	$9,135	$1,683	$2,065
Basic earnings per share	$3.42	$0.86	$0.10	$0.08
Diluted earnings per share	$0.86	$0.63	$0.10	$0.08

22. Subsequent Events

On January 7, 2015, the Company amended and revised its acknowledgment agreement from Fannie Mae regarding the MSRs borrowing with Barclays. As of this date, the Company can borrow up to 60% of the MSRs value for both Fannie Mae and Freddie MSRs and also, the spread over LIBOR is reduced to 525 basis points for both.
On January 14, 2015, the Company filed a preliminary prospectus with the Securities and Exchange Commission (the "SEC") under the shelf registration rules that allows the Company to sell from time to time, in one or more offerings, on a continuous or delayed basis, certain securities, such as common stock, debt securities, preferred stock, depository shares, and/or warrants, for an aggregate initial offering price of up to $200,000. In addition, the prospectus registered shares of certain existing shareholders to provide them the opportunity to sell the shares to the public.

On January 14, 2015, the Company set up a new captive insurance subsidiary, licensed in Michigan, for the purpose of insuring certain employment practices, cyber risk and professional services liability risks of the Company that are currently self-insured or uninsured. By establishing the captive insurance company, the Company, via the new insurance subsidiary, intends to apply for membership to the Federal Home Loan Bank of Indianapolis. Activity in the subsidiary will start in 2015.

On January 29, 2015, the Company signed a Mortgage Repurchase Agreement with Wells Fargo for $200,000. The borrowing facility is comparable to the repurchase facilities that the Company has in place with other financial institutions, and is designed to finance newly originated conventional, government and jumbo residential mortgages originated or purchased by the Company.  The facility is uncommitted, and the maturity for the facility is January 30, 2016.

On February 9, 2015, the Company amended and revised its MSRs facility agreement with Merchants to increase the aggregate maximum borrowing capacity from $30,000 to $35,000.
On February 20, 2015, the Company entered into a letter of intent to sell approximately $3 billion in FNMA and FHLMC MSRs to an unrelated third party.  The anticipated closing date of the transaction is March 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") . A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A on or prior to April 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as Compensation Committee Report, are incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2015.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and director independence, is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2015.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A on or prior to April 30, 2015.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Our consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 and the notes thereto, together with the reports of the independent registered public accounting firms on those consolidated financial statements are filed within Item 8 in Part II of this Annual Report on Form 10-K.

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

Stonegate Mortgage Corporation
Registrant

Date: March 6, 2015	By:	/S/ James J. Cutillo
James J. Cutillo
Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ James J. Cutillo	Chief Executive Officer and Director	March 6, 2015
James J. Cutillo	(Principal Executive Officer)

/S/ Robert B. Eastep	Chief Financial Officer	March 6, 2015
Robert B. Eastep	(Principal Financial Officer)

/S/ Carrie P. Preston	Chief Accounting Officer	March 6, 2015
Carrie P. Preston	(Principal Accounting Officer)

/S/ Kevin B. Bhatt	Director	March 6, 2015
Kevin B. Bhatt

/S/ James G. Brown	Director	March 6, 2015
James G. Brown

/S/ Richard A. Kraemer	Director	March 6, 2015
Richard A. Kraemer

/S/ Sam Levinson	Director	March 6, 2015
Sam Levinson

/S/ Richard A. Mirro	Director	March 6, 2015
Richard A. Mirro

/S/ Joseph Scott Mumphrey	Director	March 6, 2015
Joseph Scott Mumphrey

INDEX TO EXHIBITS

Exhibit Number	Description

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

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

4.2	Form of Indenture (incorporated by reference to Exhibit 4.5 of Stonegate Mortgage Corporation S-3 filed January 14, 2015 (File No. 001-201507))

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

10.7†
Stonegate Mortgage Corporation 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.8†	Stonegate Mortgage Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.27 to Stonegate Mortgage Corporation S-1 filed December 6, 2013 (File No. 333-192715))

10.9†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on November 26, 2013 (File No. 333-192557))

10.10†	Form of Option Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on November 26, 2013 (File No. 333-192557))

10.11†*	Letter Agreement, dated as of August 7, 2014, between Stonegate Mortgage Corporation and Robert Eastep

10.12
Purchase/Placement Agreement, dated as of May 8, 2013, between Stonegate Mortgage Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.10 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.13
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

Exhibit Number	Description
10.15
Amendment No. 1 to Amended and Restated Shareholders’ Agreement, dated as of May 15, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and certain Other Stockholders (incorporated by reference to Exhibit 10.14 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.16
Amendment No. 2 to Amended and Restated Shareholders’ Agreement, dated as of September 29, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and certain Other Stockholders (incorporated by reference to Exhibit 10.24 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.17
Voting Agreement, dated as of May 15, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.15 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.18
Master Repurchase Agreement, dated as of February 28, 2013, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.16 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.19*	Amendment No. 1 to Master Repurchase Agreement, dated as of May 12, 2014, by and between Bank of America, N.A. and Stonegate Mortgage Corporation

10.20
Mortgage Loan Participation Purchase and Sale Agreement, dated June 24, 2013, by and between Stonegate Mortgage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.21*	Amendment No. 4 to Master Loan Participation Purchase and Sale Agreement, dated as of May 12, 2014, by and between Bank of America, N.A. and Stonegate Mortgage Corporation

10.22*	Amendment No. 5 to Master Loan Participation Purchase and Sale Agreement, dated as of November 4, 2014, by and between Bank of America, N.A. and Stonegate Mortgage Corporation

10.23
Master Repurchase Agreement, dated as of December 24, 2012, between Barclays Bank PLC and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.19 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.24*	Amendment No. 2 to Master Repurchase Agreement, dated as of December 16, 2014, between Stonegate Mortgage Corporation and Barclays Bank PLC

10.25
Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 24, 2012, between Stonegate Mortgage Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.20 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.26
Amended and Restated Master Participation Agreement, dated as of July 1, 2013, between Stonegate Mortgage Corporation and Merchants Bank of Indiana (incorporated by reference to Exhibit 10.22 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.27*	Revolving Subordinated Loan Agreement, dated April 15, 2014, between Merchants Bancorp and Stonegate Mortgage Corporation

10.28*	Line of Credit Promissory Note, dated August 29, 2014, by Stonegate Mortgage Corporation for the benefit of Merchants Bank of Indiana

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Richey, May & Co. LLP

23.2*	Consent of KPMG LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Indicates management contract or compensation plan