Form 10-Q
period 2015-03-31
STONEGATE MORTGAGE CORP
filed 2015-05-07
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 1, 2015
Common Stock, $0.01 par value	25,780,973 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2015

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$52,491	$45,382
Restricted cash	3,046	4,482
Mortgage loans held for sale, at fair value	957,922	1,048,347
Servicing advances	10,331	11,193
Derivative assets	29,478	12,560
Mortgage servicing rights, at fair value	170,580	204,216
Property and equipment, net	18,624	17,047
Loans eligible for repurchase from GNMA	116,051	109,397
Warehouse lending receivables	164,462	85,431
Goodwill and other intangible assets, net	7,268	7,390
Subordinated loan receivable	30,000	30,000
Other assets	25,186	21,106
Total assets	$1,585,439	$1,596,551

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	542,953	592,798
Mortgage repurchase borrowings	516,881	472,045
Warehouse lines of credit	933	1,374
Secured borrowings - mortgage servicing rights	71,058	75,970
Operating lines of credit	5,000	2,000
Accounts payable and accrued expenses	32,353	28,350
Derivative liabilities	11,864	9,044
Reserve for mortgage repurchases and indemnifications	4,877	4,967
Contingent earn-out liabilities	2,155	3,005
Liability for loans eligible for repurchase from GNMA	116,051	109,397
Deferred income tax liabilities, net	4,735	11,831
Other liabilities	6,801	5,695
Total liabilities	$1,315,661	$1,316,476

Commitments and contingencies - Note 13

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,780,973 and 25,780,973	264	264
Additional paid-in capital	267,905	267,083
Retained earnings	1,609	12,728
Total stockholders’ equity	269,778	280,075

Total liabilities and stockholders’ equity	$1,585,439	$1,596,551

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Revenues
Gains on mortgage loans held for sale, net	$52,841	$28,631
Gains on sales of mortgage servicing rights	199	—
Changes in mortgage servicing rights valuation	(24,389)	(7,931)
Payoffs and principal amortization of mortgage servicing rights	(13,766)	(2,727)
Loan origination and other loan fees	6,344	5,077
Loan servicing fees	14,339	9,174
Interest and other income	8,751	6,077
Total revenues	44,319	38,301

Expenses
Salaries, commissions and benefits	37,948	33,420
General and administrative expense	8,440	8,209
Interest expense	8,409	3,813
Occupancy, equipment and communication	5,861	4,141
Provision for mortgage repurchases and indemnifications - change in estimate	86	395
Depreciation and amortization expense	1,781	1,083
Loss on disposal and impairment of long lived assets	6	91
Total expenses	62,531	51,152

Loss before income tax benefit	(18,212)	(12,851)
Income tax benefit	(7,093)	(4,967)
Net loss attributable to common stockholders	(11,119)	(7,884)

Loss per share
Basic	$(0.43)	$(0.31)
Diluted	$(0.43)	$(0.31)

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501
Net loss	—	—	—	—	—	—	(7,884)	(7,884)
Stock-based compensation expense	—	—	—	—	—	899	—	899
Balance at March 31, 2014	—	$—	25,769	$264	$—	$264,729	$35,523	$300,516

Balance at December 31, 2014	—	$—	25,781	$264	$—	$267,083	$12,728	$280,075
Net loss	—	—	—	—	—	—	(11,119)	(11,119)
Stock-based compensation expense	—	—	—	—	—	822	—	822
Balance at March 31, 2015	—	$—	25,781	264	$—	267,905	1,609	269,778

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(11,119)	$(7,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,781	1,083
Loss on disposal and impairment of long lived assets	6	91
Gains on mortgage loans held for sale, net	(44,820)	(28,631)
Gains on sale of mortgage servicing rights	(199)	—
Changes in mortgage servicing rights valuation	24,389	7,931
Payoffs and principal amortization of mortgage servicing rights	13,766	2,727
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	86	395
Stock-based compensation expense	822	899
Deferred income tax benefit	(7,096)	(4,967)
Change in fair value of contingent earn-out liabilities	24	42
Payments of contingent earn-out liabilities in excess of original fair value estimate	(406)	—
Proceeds from sales and principal payments of mortgage loans held for sale	3,151,393	2,272,924
Originations and purchases of mortgage loans held for sale	(3,050,249)	(2,421,868)
Repurchases and indemnifications of previously sold loans	(10,748)	(1,469)
Changes in operating assets and liabilities:
Restricted cash	1,436	(429)
Servicing advances	862	887
Warehouse lending receivables	(79,031)	(12,114)
Other assets	(736)	(888)
Accounts payable and accrued expenses	3,807	(7,660)
Due to related parties	—	(608)
Net cash used in operating activities	(6,032)	(199,539)
Investing activities
Net proceeds from sale of mortgage servicing rights	28,439	—
Purchases of property and equipment	(3,242)	(1,550)
Purchases in a business combination, net of cash acquired	—	(258)
Purchase of mortgage servicing rights	(86)	(1,622)
Net cash provided by (used in) investing activities	25,111	(3,430)
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	5,379,556	5,061,958
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(5,386,014)	(4,884,194)
Proceeds from borrowings under mortgage funding arrangements - MSRs	5,000	—
Repayments of borrowings under mortgage funding arrangements - MSRs	(9,912)	—
Payments of contingent earn-out liabilities not exceeding original fair value estimate	(468)	(25)
Payments of debt issuance costs	(132)	—
Net cash (used in) provided by financing activities	(11,970)	177,739

Change in cash and cash equivalents	7,109	(25,230)
Cash and cash equivalents at beginning of period	45,382	43,104
Cash and cash equivalents at end of period	$52,491	$17,874

Supplemental Cash Flow Information:
Cash paid for interest	$8,840	$3,631
Cash paid for taxes	$68	$47

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
March 31, 2015
(Dollars In Thousands, Except Per Share Data or As Otherwise Stated Herein)

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

The Company is a specialty finance company that operates as an intermediary between residential mortgage borrowers and the ultimate investors of these mortgages. It is focused on providing yield opportunities in the residential mortgage market to investors through originating, financing, and servicing U.S. residential mortgage loans. The Company’s integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a retail branch network, a direct to consumer call center and a network of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks and credit unions). The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), financial institution secondary market investors and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"), for which the Company may perform servicing of U.S. residential mortgage loans. The Company also provides warehouse financing through its NattyMac, LLC subsidiary to third party correspondent lenders. The Company’s principal sources of revenue include (i) gains on sales of mortgage loans from loan securitizations and whole loan sales and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest and other income from its financing facilities and warehouse lending business.

Since the date of the Company’s initial public offering, the Company has continued its development of internal management reporting. Such development has resulted in changes in the information that is provided to the Company’s chief operating decision maker. Accordingly, during the quarter ended September 30, 2014, management re-evaluated this information in relation to its definition of its operating segments. As a result of this new information provided to the chief operating decision maker, management has concluded that its Mortgage Banking operations should be disclosed as three segments: Originations, Servicing and Financing. Prior period segment disclosures have been restated to conform to the current period presentation of segment disclosures - see Note 15, "Segment Information". This determination is based on the Company’s current organizational structure, which reflects the manner in which the chief operating decision maker evaluates the performance of the business.

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2014, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 included in its 2014 Annual Report on Form 10-K.

In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate risk and credit risk. In an interest rate cycle in which rates decline over an extended period of time, the Company's mortgage origination activities’ results of operations could be positively impacted by higher loan origination volumes and gain on sale margins. In contrast, the Company's results of operations of its mortgage servicing activities could decline due to higher actual and projected loan prepayments related to its loan servicing portfolio. In an interest rate cycle in which rates rise over an extended period of time, the Company's mortgage origination activities' results of operations could be negatively impacted and its mortgage servicing activities’ results of operations could be positively impacted. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale. The Company manages these various risks through a variety of policies and procedures, such as the hedging of the loans held for sale and interest rate lock commitments using forward sales of MBS, such as To Be Announced (“TBA”) securities, designed to quantify and mitigate the operational and financial risk to the Company to the extent possible. Specifically, the Company engages in hedging of interest rate risk of its mortgage loans held for sale and interest rate lock commitments with the use of TBA securities.

The Company sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, collateral and regulatory compliance. To the extent that the Company does not comply with such representations, the Company may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. The Company performs due diligence prior to funding mortgage loans as part of its loan underwriting process, whereby the Company analyzes credit, collateral and compliance risk of all loans in an effort to ensure the mortgage loans meet the investors’ standards. However, if a loan is repurchased, the Company could incur a loss as part of recording such loan at fair value, which may be less than the amount paid to purchase the loan. In addition, if loans pay off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors.

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

Recent Accounting Developments:

ASU No. 2014-04, "Receivables--Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure," was issued in January 2014. This update clarifies when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance in ASU No. 2014-04 also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance was effective for the Company beginning on January 1, 2015 and the adoption of the new guidance did not have a material impact on its financial statements.

ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," was issued in June 2014. The pronouncement in this update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance was effective for the Company beginning on January 1, 2015 and the adoption of the new guidance did not have a material impact on its financial statements.

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

ASU No. 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" was issued in April 2015. This update is to simplify presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

ASU No. 2015-05 "Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" was issued in April 2015. This update provides guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

3. (Loss) Earnings Per Share

The following is a reconciliation of net (loss) income attributable to common stockholders and a table summarizing the basic and diluted (loss) earnings per share calculations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net (loss) income:
Net (loss) income attributable to common stockholders	$(11,119)	$(7,884)

Weighted average shares outstanding (in thousands):
Denominator for basic (loss) earnings per share – weighted average common shares outstanding	25,781	25,769
Effect of dilutive shares—employee and director stock options, restricted stock units, warrants and convertible preferred stock	—	—
Denominator for diluted (loss) earnings per share	25,781	25,769

(Loss) earnings per share:
Basic	$(0.43)	$(0.31)
Diluted	$(0.43)	$(0.31)

During the three months ended March 31, 2015 and 2014, weighted average shares of 1,562,631 and 1,867,291, respectively, were excluded from the denominator for diluted (loss) earnings per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

4. Business Combinations

Acquisition of Medallion Mortgage Company

On February 4, 2014, in the continuing effort to expand retail originations, the Company completed its acquisition of Medallion Mortgage Company ("Medallion"), a residential mortgage originator based in southern California. Medallion serviced customers with an extensive portfolio of residential real estate loan programs and had 10 offices along the southern and central coast of California, Utah and a new operations center in Ventura, California. In the acquisition of Medallion, the Company agreed to purchase certain assets, assume certain liabilities and offer employment to certain employees.

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

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $627 at the time of acquisition. Goodwill recognized from the acquisition of Medallion primarily relates to the expected future growth of Medallion's business. The Company has noted no circumstances which would result in any impairment of this amount as of March 31, 2015.
As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a contingent consideration, which payment is contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earn-out"). If such goals are met by Medallion, the Company will pay the seller annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earn-out is uncapped in amount. The fair value of the earn-out was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earnout period, (ii) an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. As of March 31, 2015, the Company estimated the fair value of the earn-out to be approximately $451. The first of the two potential earn-out payments was determined to be $200 and was paid in April 2015.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of March 31, 2015 and December 31, 2014:

March 31, 2015:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$2,225,975	Derivative assets/liabilities	$28,585	$(279)

MBS Forward Sales Contracts	$2,369,461
MBS Forward Purchase Contracts	$615,161
Total MBS Forward Trades	2,984,622	Derivative assets/liabilities	893	(11,585)
Total derivative financial instruments	$5,210,597		$29,478	$(11,864)

December 31, 2014:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,211,675	Derivative assets/liabilities	$12,300	$(96)

MBS Forward Sales Contracts	$1,860,768
MBS Forward Purchase Contracts	$457,481
Total MBS Forward Trades	2,318,249	Derivative assets/liabilities	260	(8,948)
Total derivative financial instruments	$3,529,924		$12,560	$(9,044)

The following summarizes the effect of the Company’s derivative financial instruments and related changes in estimated fair value of mortgage loans held for sale on its consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Interest rate lock commitments	$16,102	$9,842
MBS forward trades	(2,004)	(13,718)
Net derivative gains (losses)	14,098	(3,876)

Gains from changes in estimated fair value of mortgage loans held for sale[1]	88	9,630

	$14,186	$5,754

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

The Company has entered into agreements with derivative counterparties, which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of March 31, 2015 and December 31, 2014, counterparties held $3,046 and $4,482, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $7,646 and $4,562 at March 31, 2015 and December 31, 2014, respectively, to those counterparties. For the three months ended March 31, 2015 and 2014, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Conventional [1]	$376,851	$507,297
Government insured [2]	494,260	444,955
Non-agency/Other	86,811	96,095
Total mortgage loans held for sale, at fair value	$957,922	$1,048,347

1 Conventional includes FNMA and FHLMC mortgage loans.
2 Government insured includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of March 31, 2015, the Company had pledged $898,469 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $59,453 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2014, the Company had pledged $981,015 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $67,332 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of March 31, 2015 and December 31, 2014.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, the MSRs are capitalized as an asset, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities. The Company may also purchase MSRs directly from third parties.

The Company’s total mortgage servicing portfolio as of March 31, 2015 and December 31, 2014 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	March 31, 2015	December 31, 2014
FNMA	$4,393,379	$5,797,883
GNMA: [1]
FHA	5,527,398	5,365,627
VA	2,995,258	2,652,678
USDA	1,074,261	974,501
FHLMC	2,923,511	3,500,321
Other Investors	50,927	45,735
Total mortgage servicing portfolio	$16,964,734	$18,336,745

MSRs balance	$170,580	$204,216

MSRs balance as a percentage of total mortgage servicing portfolio	1.01%	1.11%

1 GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans.

A summary of the changes in the balance of MSRs for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$204,216	$170,294
MSRs originated in connection with loan sales	34,583	31,212
MSRs sold and derecognized	(30,150)	—
Purchased MSRs	86	1,622
Changes in valuation inputs and assumptions[1]	(24,389)	(7,931)
Actual portfolio runoff (payoffs and principal amortization)	(13,766)	(2,727)
Balance at end of period	$170,580	$192,470

1 Refer to Note 9, "Transfers and Servicing of Financial Assets" for a range of prepayment speeds for the three months ended March 31, 2015 and 2014.

On March 31, 2015, the Company completed a sale of MSRs with an underlying unpaid principal balance of $2.7 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs was somewhat geographically focused, had average mortgage interest rates that were different than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs. Thus, the characteristics of this pool do not represent the characteristics of the Company’s MSRs portfolio as a whole. The Company will perform temporary sub-servicing activities with respect to the underlying loans through the established transfer date in the second quarter, for a fee, during which time the Company would also be entitled to certain other ancillary income amounts. The Company used the proceeds to reinvest back into newly originated MSRs through its origination platform. There were various minor protection provisions for which an estimated $1,122 liability was accrued at the time of the transaction. This MSRs sale transaction met the criteria for derecognition, allowing for the MSRs asset to be derecognized and a gain to be recorded at the time of transfer. The recognized gain was net of direct transaction expenses and estimated protection provisions.

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of March 31, 2015, the Company had pledged $170,214 in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. As of December 31, 2014, no mortgage servicing rights were pledged as collateral to the Company's secured borrowing arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of March 31, 2015 and December 31, 2014.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Contractual servicing fees	$13,529	$8,765
Late fees	810	409
Loan servicing fees	$14,339	$9,174

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.28%

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$957,922	$—	$957,922
Derivative assets (IRLCs)	—	28,585	—	28,585
Derivative assets (MBS forward trades)	—	893	—	893
MSRs	—	—	170,580	170,580
Total assets	$—	$987,400	$170,580	$1,157,980

Liabilities:
Derivative liabilities (IRLCs)	$—	$279	$—	$279
Derivative liabilities (MBS forward trades)	—	11,585	—	11,585
Contingent earn-out liability	—	—	2,155	2,155
Total liabilities	$—	$11,864	$2,155	$14,019

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,048,347	$—	$1,048,347
Derivative assets (IRLCs)	—	12,300	—	12,300
Derivative assets (MBS forward trades)	—	260	—	260
MSRs	—	—	204,216	204,216
Total assets	$—	$1,060,907	$204,216	$1,265,123

Liabilities:
Derivative liabilities (IRLCs)	$—	$96	$—	$96
Derivative liabilities (MBS forward trades)	—	8,948	—	8,948
Contingent earn-out liability	722	—	2,283	3,005
Total liabilities	$722	$9,044	$2,283	$12,049

Mortgage Loans Held for Sale
    The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$952,828	$934,999	$1,044,005	$1,025,374
90 or more days delinquent	5,094	6,094	4,342	5,342
Total	$957,922	$941,093	$1,048,347	$1,030,716
MSRs

A reconciliation of the beginning and ending balances of the Company’s MSRs measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$204,216	$170,294
Changes in valuation	(24,389)	(7,931)
Payoffs and principal amortization	(13,766)	(2,727)
Purchases	86	1,622
Sales	(30,150)	—
MSRs originated in connection with loan sales	34,583	31,212
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$170,580	$192,470

Contingent Earn-out Liability

Contingent earn-out liabilities resulted from the Company’s acquisitions of NattyMac in August 2012, Crossline in December 2013 and Medallion in February 2014. See Note 4, “Business Combinations,” to our audited consolidated financial statements as of and for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K for additional information related to these contingent earn-out liabilities.

A reconciliation of the beginning and ending balances of the Company’s contingent earn-out liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014

Balance at beginning of period	$3,005	$3,791
Changes in fair value recognized in earnings[1]	24	42
Purchases[2]	—	603
Sales	—	—
Issuances	—	—
Settlements	(874)	(25)
Transfers into Level 3	—	—
Transfers out of Level 3		—
Balance at end of period	$2,155	$4,411

1 Recognized in the consolidated statements of operations within “General and administrative expense”.
2 Represents the Company’s acquisition of Medallion during February 2014.

The Company estimated the fair value of its NattyMac earn-out as of March 31, 2015 using the same method as at acquisition date. For the three months ended March 31, 2015, the Company adjusted its earn-out liability for NattyMac by an increase of $24 primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business.

The Company estimated the fair value of its Medallion earn-out using forecasted information that it believes approximates the fair value of the liability as of March 31, 2015 and determined no change in estimate was required.

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

Fair Value of Other Financial Instruments

As of March 31, 2015 and December 31, 2014, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments.

9. Transfers and Servicing of Financial Assets

Residential mortgage loans are primarily sold to FNMA or FHLMC or transferred into pools of GNMA MBS. The Company has continuing involvement in mortgage loans sold through servicing arrangements and the liability for loan indemnifications and repurchases under the representations and warranties it makes to the investors and insurers of the loans it sells. The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including the MSRs, as the value of the asset fluctuates as changes in interest rates impact borrower prepayment.

The Company also sells non-agency residential mortgage loans to non-GSE third parties generally without retaining the servicing rights to such loans.

All loans are sold on a non-recourse basis; however, certain representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets.

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. As of March 31, 2015 and December 31, 2014, all repurchase agreements are accounted for by the Company as secured borrowings.

From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of March 31, 2015 and December 31, 2014, all participation arrangements were accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the three months ended March 31, 2015 and 2014 relating to loan sales in which the Company has continuing involvement:

	Three Months Ended March 31,
	2015	2014
Proceeds from new loan sales [1]	$8,021	$(654)
Proceeds from loan servicing fees	$13,676	$9,174
Cash outflows from servicing advances	$862	$887
Cash outflows from repurchases and indemnifications of previously sold loans	$10,748	$1,469

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold, net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale as well as the cost to retain the servicing rights.

The following table sets forth information related to outstanding loans sold as of March 31, 2015 and December 31, 2014 for which the Company has continuing involvement:

	March 31, 2015	December 31, 2014
Total unpaid principal balance	$16,964,734	$18,336,745
Loans 30-89 days delinquent	$306,694	$379,881
Loans delinquent 90 or more days or in foreclosure [1]	$138,339	$127,751

1 Includes GNMA mortgage loans eligible for repurchase and recorded on the consolidated balance sheet, which are government-insured, of $116,051 and $109,397, respectively, as of March 31, 2015 and December 31, 2014.

    The key weighted average assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	17.2%	13.9%
GNMA:
FHA	12.5%	11.2%
VA	10.9%	10.1%
USDA	13.2%	11.8%
FHLMC	15.8%	13.1%
Other Investors	15.7%	12.4%
Cost of servicing (per loan)	$86	$83

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

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for default rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
FNMA	3.88%	3.93%
GNMA:
FHA	6.44%	6.42%
VA	6.35%	6.31%
USDA	6.33%	6.29%
FHLMC	3.79%	3.80%
Other Investors	6.13%	6.14%

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	% of Average Portfolio	December 31, 2014	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(7,014)	4%	$(8,345)	4%
Impact of discount rate + 2%	$(13,495)	8%	$(16,063)	8%
Impact of discount rate + 3%	$(19,499)	11%	$(23,222)	11%

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,588)	3%	$(5,445)	3%
Impact of prepayment speed * 110%	$(10,962)	6%	$(10,668)	5%
Impact of prepayment speed * 120%	$(21,218)	12%	$(20,508)	10%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,332)	1%	$(1,529)	1%
Impact of cost of servicing * 110%	$(2,665)	2%	$(3,058)	1%
Impact of cost of servicing * 120%	$(5,330)	3%	$(6,116)	3%

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

10. Debt

Borrowings outstanding as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$542,953	3.99%	$592,798	3.97%
Mortgage repurchase borrowings	516,881	2.23%	472,045	2.23%
Warehouse lines of credit	933	4.25%	1,374	4.25%
Secured borrowings - mortgage servicing rights	71,058	5.06%	75,970	5.49%
Operating lines of credit	5,000	4.00%	2,000	4.00%
Total short-term borrowings	$1,136,825		$1,144,187

The Company maintains mortgage loan participation, repurchase and warehouse lines of credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans. As of March 31, 2015, the Company held mortgage funding arrangements with four separate financial institutions and a total maximum borrowing capacity of $1,842,000, including the operating lines of credit. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the particular MSRs being funded.

The following tables summarize the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of March 31, 2015 and December 31, 2014:

As of March 31, 2015:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$234,323	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee	July 2015
Merchants Bank of Indiana - NattyMac Funding	308,630	—	[3]	LIBOR plus applicable margin	March 2016
Total secured borrowings - mortgage loans	542,953	600,000

Barclays Bank PLC	165,733	400,000		LIBOR plus applicable margin	December 2015
Bank of America, N.A.	313,803	600,000	[5]	LIBOR plus applicable margin	May 2015	[6]
Wells Fargo	37,345	200,000		LIBOR plus applicable margin	January 2016
Total mortgage repurchase borrowings	516,881	1,200,000

Merchants Bank of Indiana - Warehouse Line of Credit	933	2,000		Prime plus 1.00%	July 2015
Total warehouse lines of credit	933	2,000

Barclays Bank PLC - MSRs Secured	36,058	—	[4]	LIBOR plus applicable margin	December 2015
Merchants Bank of Indiana - MSRs Secured	35,000	35,000		LIBOR plus applicable margin	June 2017
Total secured borrowings - MSRs	71,058	35,000

Total	1,131,825	1,837,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $5,000.
2 Merchants Bank of Indiana will periodically constrain the aggregate maximum borrowing capacity. At March 31, 2015, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity of $600,000 referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $400,000, with a sub-limit of $100,000.
5 The Bank of America maximum borrowing includes $400,000 of mortgage repurchase and $200,000 of mortgage gestation repurchase facilities.
6 Agreement was extended on April 24, 2015 to a maturity date of June 2015.

As of December 31, 2014:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$273,341	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee	July 2015
Merchants Bank of Indiana - NattyMac Funding	319,457	—	[3]	LIBOR plus applicable margin	March 2015	[7]
Total secured borrowings - mortgage loans	592,798	600,000

Barclays Bank PLC	224,444	400,000		LIBOR plus applicable margin	December 2015
Bank of America, N.A.	247,601	600,000	[6]	LIBOR plus applicable margin	May 2015
Total mortgage repurchase borrowings	472,045	1,000,000

Merchants Bank of Indiana - Warehouse Line of Credit	1,374	2,000		Prime plus 1.00%	July 2015
Total warehouse lines of credit	1,374	2,000

Barclays Bank PLC - MSRs Secured	45,970	—	[4]	LIBOR plus applicable margin	December 2015
Merchants Bank of Indiana - MSRs Secured	30,000	30,000	[5]	LIBOR plus applicable margin	June 2017
Total secured borrowings - MSRs	$75,970	$30,000

Total	$1,142,187	$1,632,000

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

On January 29, 2015, the Company signed a Mortgage Repurchase Agreement with Wells Fargo with a maximum borrowing capacity of $200,000. The borrowing facility is comparable to the repurchase facilities that the Company has in place with other financial institutions, and is designed to finance newly originated conventional, government and jumbo residential mortgages originated or purchased by the Company. The facility is uncommitted and matures on January 30, 2016.

The Company reviews and monitors our operating lines of credit during the quarter and amends the borrowing capacity and maturity date throughout the quarter based on current operations.

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

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Balance at beginning of period	$4,967	$3,709
Provision for mortgage repurchases and indemnifications - new loan sales[1]	764	478
Provision for mortgage repurchases and indemnifications - change in estimate[2]	86	395
Losses on repurchases and indemnifications	(940)	(351)
Balance at end of period	$4,877	$4,231

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

12. Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes". Generally ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, but temporary differences are not. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. Due primarily to the unpredictable nature of the MSRs valuation and the impact it has on making a reliable estimate of the annual effective tax rate at quarter end, in the third quarter of 2014, the Company elected to begin using the actual year-to-date effective tax rate for the current period tax provision.

The following is a reconciliation of the expected statutory federal corporate income tax expense to the income tax expense recorded on the Company's consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
Statutory federal income tax expense (benefit)	$(6,374)	35.0%	$(4,497)	35.0%
State income tax expense (benefit), net of federal tax expense (benefit)	(780)	4.3%	(431)	3.4%
Non-deductible expenses	61	(0.4)%	(42)	0.3%
Provision to return adjustments	—	—%	—	—%
Adjustment to state net deferred tax liabilities	—	—%	—	—%
YTD impact of change in effective tax rate	—	—%	—	—%
Other	—	—%	3	—%
Total income tax expense (benefit)	$(7,093)	38.9%	$(4,967)	38.7%

During the three months ended March 31, 2015 and 2014, the Company recognized an income tax benefit of $7,093 and $4,967, respectively, which represented effective tax rates of 38.9% and 38.7%, respectively.

As of March 31, 2015, the Company had federal and state net operating loss carryforwards of $148,580 and $125,957, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2027 through 2033. Given the uncertainty around the Company’s ability to forecast book and taxable income due primarily to the unpredictable nature of the MSRs value impacted by changing interest rates, the Company has not relied on any projections of future taxable income to support the assertion that no valuation allowance is needed. It has relied solely on the reversal and timing of the reversal of its deferred tax liabilities, and, to the extent necessary, tax planning strategies. The Company anticipates the reversal of deferred tax liabilities will offset the future reversal of deferred tax assets. Accordingly, no valuation allowance has been established at March 31, 2015 and 2014.

13. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2015 and December 31, 2014 approximated $2,225,975 and $1,211,675, respectively. The commitments are recognized in the balance sheet within “Derivatives".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of March 31, 2015, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

Regulatory Contingencies

The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of our mortgage origination, servicing and financing activities. Such audits and examinations could result in additional actions, penalties or fines by state or federal governmental bodies, regulators or the courts with respect to our mortgage origination, servicing and financing activities, which may be applicable generally to the mortgage industry or to us in particular.  During 2014, we received a report of examination from a state regulatory agency that certain fees that were charged to borrowers in connection with the origination of loans through our wholesale and retail channels were impermissible and must be refunded to such borrowers.  The total amount of these fees is $417. The Company disagrees with the findings in the report of examination and has communicated to the state regulatory agency its reasoning as to why the related fees are permissible to the state regulatory agency.  However, there can be no assurance that the state regulatory agency will agree with our position and that we will not be ultimately required to refund the fees to the related borrowers.

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

14. Stock-Based Compensation

Stock Options

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,405,206	$16.90
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	(13,458)	$18.00
Outstanding at March 31, 2015	1,391,748	$16.89	8.1	$811
Exercisable at March 31, 2015	421,230	$14.9	7.9	$743

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. For a more detailed discussion of the Company's stock-based compensation plan's fair value methodology, refer to Note 18, “Stock-Based Compensation,” to its audited consolidated financial statements as of and for the year ended December 31, 2014, included in its 2014 Annual Report on Form 10-K.

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the three months ended March 31, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	33,922	$16.00
Granted	—	N/A
Vested	—	N/A
Forfeited	—	N/A
Nonvested at March 31, 2015	33,922	$16.00

15. Segment Information

Since the date of the Company’s IPO, the Company has continued its development of internal management reporting. Such development has resulted in changes in the information that is provided to the Company’s chief operating decision maker.

Accordingly, during the quarter ended September 30, 2014, management re-evaluated this information in relation to its definition of its operating segments.

As a result of this new information provided to the chief operating decision maker, management has concluded that its Mortgage Banking operations should be disclosed as three segments: Originations, Servicing and Financing. Prior period segment disclosures have been restated to conform segment disclosures for the three months ended March 31, 2014 to those for the three months ended March 31, 2015.

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

Financial highlights by segment are as follows:

	Total Assets
	March 31, 2015	December 31, 2014
Originations	$1,130,528	$1,199,727
Servicing	190,778	223,058
Financing	197,822	118,593
Other[1]	66,311	55,173
Total	$1,585,439	$1,596,551

1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended March 31, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$52,841	$—	$—	$—	$52,841
Gain on sale of mortgage servicing rights	—	199	—	—	199
Changes in mortgage servicing rights valuation	—	(24,389)	—	—	(24,389)
Payoffs and principal amortization of mortgage servicing rights	—	(13,766)	—	—	(13,766)
Loan origination and other loan fees	6,070	—	274	—	6,344
Loan servicing fees	—	14,339	—	—	14,339
Interest and other income	6,928	—	1,734	89	8,751
Total revenues	65,839	(23,617)	2,008	89	44,319

Expenses
Salaries, commissions and benefits	28,101	2,116	519	7,212	37,948
General and administrative	3,758	441	135	4,106	8,440
Interest expense	4,747	1,524	1,002	1,136	8,409
Occupancy, equipment and communication	3,348	482	58	1,973	5,861
Provision for mortgage repurchases and indemnifications	86	—	—	—	86
Depreciation and amortization	356	35	101	1,289	1,781
Loss on disposal of property and equipment		—	—	6	6
Corporate allocations	7,346	1,003	78	(8,427)	—
Total expenses	47,742	5,601	1,893	7,295	62,531
Income (loss) before taxes	$18,097	$(29,218)	$115	$(7,206)	$(18,212)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended March 31, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$28,631	$—	$—	$—	$28,631
Changes in mortgage servicing rights valuation	—	(7,931)	—	—	(7,931)
Payoffs and principal amortization of mortgage servicing rights	—	(2,727)	—	—	(2,727)
Loan origination and other loan fees	5,035	—	62	(20)	5,077
Loan servicing fees	—	9,174	—	—	9,174
Interest and other income	5,922	—	424	(269)	6,077
Total revenues	39,588	(1,484)	486	(289)	38,301

Expenses
Salaries, commissions and benefits	26,303	1,213	376	5,528	33,420
General and administrative	3,521	336	119	4,233	8,209
Interest expense	3,983	88	—	(258)	3,813
Occupancy, equipment and communication	2,277	385	11	1,468	4,141
Provision for mortgage repurchases and indemnifications	395	—	—	—	395
Depreciation and amortization	186	—	90	807	1,083
Loss on disposal of property and equipment	—	—	—	91	91
Corporate allocations	5,409	666	22	(6,097)	—
Total expenses	42,074	2,688	618	5,772	51,152
Income (loss) before taxes	$(2,486)	$(4,172)	(132)	$(6,061)	$(12,851)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

16. Subsequent Events

On April 23, 2015, the Company, through its NattyMac subsidiary, entered into a Participation Agreement with Citizens Bank & Trust Company ("Citizens"), in which the Company will sell participation interests in certain of its warehouse lines of credit in an amount not to exceed $100,000 and on an individual warehouse lender basis not to exceed $7,500.

On April 24, 2015, the Company amended its mortgage repurchase financing facility with Bank of America to extend the maturity date to June 2015.

On April 30, 2015, the Company completed a sale of MSRs with an underlying UPB of approximately $2.0 billion in GNMA loans to an unrelated third party.  This pool of MSRs had average mortgage interest rates that were higher than the current GNMA mortgage interest rates and did not include any FNMA or FHLMC MSRs, which have a different historical performance than GNMA MSRs.  Thus, the characteristics of this pool do not represent the characteristics of our MSRs portfolio as a whole. The Company will perform temporary sub-servicing activities with respect to the underlying loans through the established transfer date, targeted for the third quarter of 2015, for a fee, during which time the Company would also be entitled to certain other ancillary income amounts.
On April 30, 2015, the Company amended its operating line of credit with Merchants Bank to extend the available borrowings through July 2015.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(Dollars In Thousands, Except Per Share Data or As Otherwise Stated Herein)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014 and the MD&A included in our 2014 Annual Report on Form 10-K. This MD&A contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in our 2014 Annual Report on Form 10-K. As used in this discussion and analysis, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” refer to Stonegate Mortgage Corporation.

Overview
We are a specialty finance company that operates as an intermediary between residential mortgage borrowers and the ultimate investors of these mortgages. We are focused on providing yield opportunities in the residential mortgage market to these investors through originating, financing and servicing U.S. residential mortgage loans. We predominantly transfer mortgage loans into pools of Government National Mortgage Association ("Ginnie Mae" or "GNMA") mortgage backed securities ("MBS") and sell mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"), for which we may perform servicing of U.S. residential mortgage loans. We also sell mortgage loans to other third-party investors in the secondary market and provide short-term financing to other residential mortgage loan originators. Our principal sources of revenue include (i) gain on sale of mortgage loans from loan securitizations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing and (iii) fee and net interest and other income from its financing facilities. We operate in three segments: Originations, Servicing and Financing. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business.
For additional information about our company and business operations, see the “Overview” section of the MD&A included in our 2014 Annual Report on Form 10-K.

Recent Industry Trends and Our Outlook

The U.S. residential mortgage industry has experienced mixed trends in loan applications in recent months, and the most noteworthy industry trend occurring in the first quarter 2015 was an increase in refinance activity. Mortgage interest rates declined late in the fourth quarter of 2014 and remained at levels lower than 2014 throughout the first quarter of 2015. The lower interest rates resulted in higher industry-wide refinance application volume. The MBA Refinance Index has increased from 1349.3 in December 2014 to 1908.1 in April 2015. As of April 2015, the prevailing 30-year fixed mortgage rates are hovering around 3.8% - 4.0%, which appears to be an attractive level for refinance activity. The industry also experienced an increase in purchase-mortgage demand since December 2014, as evidenced by the Mortgage Bankers Association ("MBA") Purchase Index increasing from 329.9 in December 2014 to 448.2 in April 2015. This higher level of application volume resulted in higher actual originations volume in the industry this quarter, in spite of seasonal demand that typically compresses purchase demand volume in the first quarter of the year. The elevated purchase and refinance originations volume typically results in higher gains from mortgage loan sales, offset in the short-term by margin pressure as investors seek attractive yield opportunities. Further, the increase in refinance activity causes higher prepayment speeds and activity, which can have negative impacts on Mortgage Servicing Rights valuation due to the shorter average lives of the underlying mortgages. An increase in interest rates generally could lead to the opposite, which may in the aggregate have an adverse effect on our results. We believe that the following table generally describes the impacts on our financial results by segment in several interest rate environment scenarios (although there are various factors impacting our financial results that may cause different outcomes than depicted here):

	Origination Segment	Financing Segment	Servicing Segment
Yield curve shifts upward	Decrease	Unchanged	Increase
Yield curve shifts downward	Increase	Unchanged	Decrease
Yield curve steepens	Decrease	Increase	Increase
Yield curve flattens	Increase	Decrease	Decrease

Performance Summary and Outlook

The following highlights our performance for the first quarter 2015:

•	Mortgage loan originations of $2.8 billion for the three months ended March 31, 2015, an increase of 17% compared to the three months ended March 31, 2014.

•	Mortgage servicing portfolio ("UPB") of $17.0 billion as of March 31, 2015, a decrease of 7% compared to the December 31, 2014 mortgage servicing portfolio of $18.3 billion.

•
Gain on sale revenue of $52,841, or 186 bps of origination volume for the three months ended March 31, 2015, an increase of 67 bps, or 56%, compared to 119 bps for the three months ended March 31, 2014.

•
Total expenses related to our Originations segment were 168 bps of origination volume for the three months ended March 31, 2015, a decrease of 6 bps or 3% compared to the three months ended March 31, 2014.

•
Total expenses related to our Servicing segment were 3 bps of our average servicing portfolio for the three months ended March 31, 2015, an increase of 1 bp or 50% compared to the three months ended March 31, 2014.

We operate a diversified originations business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  We believe the retail channel offers us a more stable source of revenue through generating mortgage servicing rights ("MSRs"), driving our strategic focus on growing that channel's origination volume. Therefore, we created Stonegate Direct in October 2014, which allows us to reach customers directly through the internet and call centers. Due to increased retail originations, we expect to generate higher revenues as retail originations produce higher per loan revenue contribution than originations from third party originators. We also expect to see a continued increase in our government-insured and non-agency mortgage loan originations, which provide innovative products that meet borrowers' demands and investors' return thresholds. Accordingly, we expect we will expand our origination of non-agency loans and expect that we will sell these loans into the whole loan market or securitize these loans as private label securitizations at a future date.

Our servicing revenues have continued to grow as the average number of loans in our servicing portfolio has increased and our MSRs have been generated through our origination platform. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. As we monitor these market conditions, we may choose to sell a portion of our servicing rights to third parties, continue our involvement as a subservicer to certain sold servicing rights, or sell a portion of our servicing rights on a flow basis or retain other beneficial interests (such as interest-only strips) as we determine to create the best economic value in the current market. Subservicing fee revenue is earned over the life of the associated loan and is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSRs, such as prepayment risk, and subservicing is less capital intensive than owning MSRs as there is no asset recorded on the balance sheet for subservicing of mortgage loans. Also, selling MSRs on a flow basis results in additional liquidity, allowing us to deploy capital resources into potential higher return assets and generate higher levels of profitability. As we sell MSRs, we lessen the negative impact that high prepayment speeds and lower interest rates have on our Servicing segment results, as the segment would no longer be subject to the fair value adjustments for the sold MSRs. Additionally, we have entered into MSRs financing facilities which allow us to leverage the MSRs assets we hold.

We continue to grow our financing segment as we focus on providing warehouse financing to our correspondent customers and others. Our financing subsidiary, which we refer to as NattyMac, allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for both our origination segment correspondent originators and customers who may not sell loans to our origination segments. We believe that NattyMac is highly scalable with little additional fixed cost investment needed to grow our customer base. We believe our focus on growth in NattyMac creates access to efficient sources of capital which strengthens relationships with small to mid-size correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

We have experienced increased expenses associated with our investments in technology and the growth of headcount necessary to support our originations volume and MSRs average servicing portfolio growth. With the expected growth in our originations, we expect to see an increase in total expenses, but a decrease in total expenses when calculated as a percentage of origination volume. We also expect expenses to increase as we expand our retail channel, but expect higher revenues from higher and more profitable retail originations offsetting this increase. We plan to maximize our potential return by focusing on lowering expenses through creating system automation efficiencies through information technology investments and process enhancements. As we continue to grow, we will invest in additional information technology infrastructure to manage our growth and to increase automation within our systems surrounding critical areas. We believe these investments will eventually lead to a decrease in expenses over the long-term.

We have also experienced growth within our platforms and increased industry regulatory compliance. We are monitoring a number of developments in regulations that are expected to impact us, and there has been a heightened focus of regulators on the practices of the mortgage industry. The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, heightened risk of potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.

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
The table below reconciles net loss to adjusted net income and diluted LPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Change
	2015	2014	$	%
Net (loss) income	$(11,119)	$(7,884)	$(3,235)	41%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	24,389	7,931	16,458	(208)%
Stock-based compensation expense	822	899	(77)	(9)%
Other non-routine expenses [1]	—	9,593	(9,593)	(100)%
Acquisition related expenses	—	49	(49)	N/A
Tax effect of adjustments	(9,819)	(7,149)	(2,670)	37%
Adjusted net income	$4,273	$3,439	$834	24%

Diluted (LPS) EPS	$(0.43)	$(0.31)	$(0.12)	39%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.95	0.31	0.64	(206)%
Stock-based compensation expense	0.03	0.04	(0.01)	N/A
Other non-routine expenses	—	0.37	(0.37)	N/A
Acquisition related expenses	—	—	—	N/A
Tax effect of adjustments	(0.38)	(0.28)	(0.10)	36%
Adjusted diluted EPS	$0.17	$0.13	$0.04	31%

1 For the three months ended March 31, 2014, amount consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production.
Adjusted net income increased $834, or 24%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Adjusted diluted EPS increased $0.04, or 31%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was primarily attributable to increased revenues from increased origination volume, a change in originations mix generated by channels with higher revenue margins and higher average servicing portfolio. This increase was partially offset by higher operating expenses associated with the increased volume and headcount and higher amortization expenses of our MSRs.
Recent Developments and Significant Transactions

We continue to perform on our growth strategy in each segment through geographic expansion, development of new investor and product offerings, a focus on higher margin volume and selling MSRs if the market conditions are favorable. Our MSRs are created through our originations channels. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. We successfully executed on this strategy by selling nearly $4.7 billion of MSRs to date in 2015, freeing up capital to reinvest in originations, which we believe has higher return potential over the course of an interest rate cycle. These two MSRs pools were sold to unrelated third parties, in two separate transactions.

The first sale of MSRs, in the first quarter of 2015, consisted of an underlying UPB of $2.7 billion in FNMA and FHLMC loans. This pool of MSRs was somewhat geographically focused, had average mortgage interest rates that were different than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs. The second sale of MSRs, in the second quarter of 2015, consisted of an underlying UPB of approximately $2.0 billion in GNMA loans. This pool of MSRs had average mortgage interest rates that were higher than the current GNMA mortgage interest rates and did not include any FNMA or FHLMC MSRs.  We will sub-service the loans temporarily through the established transfer date, targeted for the second and third quarters of 2015, respectively, for a fee, during which time we are also entitled to certain other ancillary income amounts. We plan (and have begun) to re-deploy the proceeds from these sales back into our originations platform to create newly originated MSRs with the intent of improving our returns.

We continue to enter into strategic financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. The following financing-related transactions occurred throughout 2015:

•
On January 29, 2015, we signed a Mortgage Repurchase Agreement with Wells Fargo with a maximum borrowing capacity of $200,000. The borrowing facility is comparable to the repurchase facilities that we have in place with other financial institutions, and is designed to finance newly originated conventional, government and jumbo residential mortgages originated or purchased by us. The facility is uncommitted and matures on January 30, 2016. With this additional borrowing facility, we now have a total maximum borrowing capacity of $1.8 billion, including the operating lines of credit.

•	On April 24, 2015, we amended our mortgage repurchase financing facility with Bank of America to extend the maturity date to June 2015.

•	On April 30, 2015, we amended our operating line of credit with Merchants Bank to extend the available borrowings through June 2015.

As we continue to increase our efforts in growing our financing segment, on April 23, 2015, we, through our NattyMac subsidiary, entered into a Participation Agreement with Citizens Bank & Trust Company ("Citizens"), in which we will sell participation interests in certain of its warehouse lines of credit in an amount not to exceed $100,000 and on an individual warehouse lender basis not to exceed $7,500.

On January 14, 2015, the Company established a new captive insurance subsidiary, licensed in Michigan, for the purpose of insuring certain employment practices, cyber risk and professional services liability risks of the Company that are currently self-insured or uninsured. By establishing the captive insurance company, the Company, via the new insurance subsidiary, has applied for membership to the Federal Home Loan Bank of Indianapolis. If obtained, this membership will allow for the Company to participate in certain mortgage loan sale programs offered by the Federal Home Loan Bank. There has been no material financial impact from the captive insurance company as of and for the three months ended March 31, 2015.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Our consolidated results of operations for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Gains on mortgage loans held for sale, net	$52,841	$28,631	$24,210	85%
Gain on sale of mortgage servicing rights	199	—	199	100%
Changes in mortgage servicing rights valuation	(24,389)	(7,931)	(16,458)	208%
Payoffs and principal amortization of mortgage servicing rights	(13,766)	(2,727)	(11,039)	405%
Loan origination and other loan fees	6,344	5,077	1,267	25%
Loan servicing fees	14,339	9,174	5,165	56%
Interest and other income	8,751	6,077	2,674	44%
Total revenues	44,319	38,301	6,018	16%

Salaries, commissions and benefits	37,948	33,420	4,528	14%
General and administrative	8,440	8,209	231	3%
Interest expense	8,409	3,813	4,596	121%
Occupancy, equipment and communications	5,861	4,141	1,720	42%
Provision for mortgage repurchases and indemnifications - change in estimate	86	395	(309)	(78)%
Depreciation and amortization expense	1,781	1,083	698	64%
Loss on disposal of property and equipment	6	91	(85)	(93)%
Total expenses	62,531	51,152	11,379	22%

Loss before income tax benefit	(18,212)	(12,851)	(5,361)	42%
Income tax benefit	(7,093)	(4,967)	(2,126)	43%
Net loss	$(11,119)	$(7,884)	$(3,235)	41%

Weighted average diluted shares outstanding (in thousands)	25,781	25,769	12	—%

Diluted (LPS) EPS	$(0.43)	$(0.31)	$(0.12)	39%

Revenues
During the three months ended March 31, 2015, total revenues increased $6,018, or 16%, as compared to the three months ended March 31, 2014. The increase in revenues resulted from increases in gains on mortgage loans held for sale, net, loan servicing fees, interest and other income, loan origination fees and gain on sale of mortgage servicing rights, substantially offset by a decrease in the fair value of our MSRs and increased loan payoffs and principal amortization of MSRs.
Our gains on mortgage loans held for sale, net during the three months ended March 31, 2015 increased $24,210, or 85%, as compared to the three months ended March 31, 2014 primarily due to the 17% increase in our originations volume and shifts in our product and channel mix. Our gains on mortgage loans held for sale, net during the three months ended March 31, 2015 were 186 basis points of loan originations compared to 119 basis points for the comparable period in 2014. The increase in basis point gain on sale was due primarily to an increase in our government insured loan production and in our retail originations and a decrease in our correspondent originations, as further discussed in the Segment Results section. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated through our other channels.
The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $18.5 billion during the three months ended March 31, 2015, compared to an average servicing portfolio of $13.1 billion during the three months ended March 31, 2014. The increase in our average servicing portfolio was the result of our increase in originations volume, partially offset by our sales of MSRs in 2014 and first quarter 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for the three months ended March 31, 2015, compared to 28 bps for the three months ended March 31, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that are government backed loans, which have a higher servicing fee than conventional mortgages.
The increase in interest and other income was primarily a result of the 17% increase in mortgage loan originations during the three months ended March 31, 2015 compared to March 31, 2014, as there is a direct correlation between interest and other income and mortgage loan origination activity, as well as higher average coupon rates during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Additionally, government insured loans carry a higher average coupon rate, so we would expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination.

Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as well as higher margins achieved by shifting our loan portfolio mix to increase government insured loans and originations made in the retail channel.
The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the three months ended March 31, 2015. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances held by us.
The increase in payoffs and principal amortization of our MSRs was also driven primarily by the decrease in market interest rates, as well as the higher refinancing activity discussed in the Recent Industry Trends and Our Outlook section.
Expenses

Total expenses increased $11,379 or 22% for the three months ended March 31, 2015 compared to the same period ended March 31, 2014. Total expenses have increased due to 1) a 17% increase in total originations and the related costs associated with higher originations; 2) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 3) a 41% increase in our average servicing portfolio and the related costs during the three months ended March 31, 2015, compared to the same period ended March 31, 2014, including increased specialized servicing expertise required to manage a strategic change in mix towards government-insured loans and the increased age of our servicing, which increases delinquencies and defaults; and 4) higher regulatory compliance costs.

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

Salaries, commissions and benefits expense increased $4,528, or 14%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments. Our total headcount increased from 1,239 employees at March 31, 2014 to 1,270 employees at March 31, 2015.

Interest expense increased $4,596, or 121%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with increased borrowings related to financing our MSRs portfolio in the current period. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Occupancy, equipment and communication expenses increased $1,720, or 42%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our retail expansion increased the number of mortgage loan branches from 48 at March 31, 2014 to 105 at March 31, 2015. In addition, our total square footage under lease increased from 245,466 at March 31, 2014 to 350,856 at March 31, 2015. We do not expect the same level of growth in occupancy levels in future periods. However, we expect to see increases in information technology costs to support our strategic growth. We expect expenses will continue to grow, as we invest in additional infrastructure to manage our growth and to increase automation within our systems.

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $309, or 78%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As our loan originations increased throughout 2014 and the first quarter of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.
.

Depreciation and amortization expense increased $698, or 64%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.

We reported an income tax benefit of $4,967 and $7,093 for the three months ended March 31, 2015 and 2014, respectively, with an effective tax rate of 38.9% and 38.7%, respectively. The increase in income tax benefit is due primarily to an increase in our net operating loss before taxes for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Segment Results

	Three Months Ended March 31, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$52,841	$—	$—	$—	$52,841
Gain on sale of mortgage servicing rights	—	199	—	—	199
Changes in mortgage servicing rights valuation	—	(24,389)	—	—	(24,389)
Payoffs and principal amortization of mortgage servicing rights	—	(13,766)	—	—	(13,766)
Loan origination and other loan fees	6,070	—	274	—	6,344
Loan servicing fees	—	14,339	—	—	14,339
Interest and other income	6,928	—	1,734	89	8,751
Total revenues	65,839	(23,617)	2,008	89	44,319

Expenses
Salaries, commissions and benefits	28,101	2,116	519	7,212	37,948
General and administrative	3,758	441	135	4,106	8,440
Interest expense	4,747	1,524	1,002	1,136	8,409
Occupancy, equipment and communication	3,348	482	58	1,973	5,861
Provision for mortgage repurchases and indemnifications	86	—	—	—	86
Depreciation and amortization	356	35	101	1,289	1,781
Loss on disposal of property and equipment		—	—	6	6
Corporate allocations	7,346	1,003	78	(8,427)	—
Total expenses	47,742	5,601	1,893	7,295	62,531
Income (loss) before taxes	$18,097	$(29,218)	$115	$(7,206)	$(18,212)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended March 31, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$28,631	$—	$—	$—	$28,631
Changes in mortgage servicing rights valuation	—	(7,931)	—	—	(7,931)
Payoffs and principal amortization of mortgage servicing rights	—	(2,727)	—	—	(2,727)
Loan origination and other loan fees	5,035	—	62	(20)	5,077
Loan servicing fees	—	9,174	—	—	9,174
Interest and other income	5,922	—	424	(269)	6,077
Total revenues	39,588	(1,484)	486	(289)	38,301

Expenses
Salaries, commissions and benefits	26,303	1,213	376	5,528	33,420
General and administrative	3,521	336	119	4,233	8,209
Interest expense	3,983	88	—	(258)	3,813
Occupancy, equipment and communication	2,277	385	11	1,468	4,141
Provision for mortgage repurchases and indemnifications	395	—	—	—	395
Depreciation and amortization	186	—	90	807	1,083
Loss on disposal of property and equipment	—	—	—	91	91
Corporate allocations	5,409	666	22	(6,097)	—
Total expenses	42,074	2,688	618	5,772	51,152
Income (loss) before taxes	$(2,486)	$(4,172)	$(132)	$(6,061)	$(12,851)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $18,097 during the three months ended March 31, 2015, compared to a loss before taxes of $2,486 for the three months ended March 31, 2014. This increase was the result of mortgage loan originations increasing 17% period over period and higher revenue margins from a strategic change in mix of originations to retail and wholesale, offset by increased costs associated with higher originations, such as increased commissions and incentive compensation, an increased number of branch locations and other costs associated with managing growth of our retail channel and other regulatory costs. In addition, we incurred $9,593 in non-routine expenses in the first quarter of 2014 related to guarantees and other compensation expense prior to the period of meaningful origination production.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the three months ended March 31, 2015 increased $24,210, or 85%, as compared to the three months ended March 31, 2014 primarily due to the 17% increase in our originations volume. Our gains on mortgage loans held for sale, net during the three months ended March 31, 2015 were 186 bps of loan originations compared to 119 bps for the comparable period in 2014. The increased gain on sale in basis points was due primarily to an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated in other channels. Gains on mortgage loans held for sale, net consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$8,021	28	$(2,540)	(10)	$10,561
Capitalized servicing rights	34,512	122	31,148	129	3,364
Economic hedge results	13,135	46	8,522	35	4,613
Gains (losses) on MBS purchase commitments	2,449	9	(3,456)	(14)	5,905
Provision for repurchases	(764)	(3)	(493)	(2)	(271)
Direct loan origination costs[1]	(4,512)	(16)	(4,550)	(19)	38
Gains on mortgage loans held for sale, net	$52,841	186	$28,631	119	$24,210

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

Material components presented in gains on mortgage loans held for sale, net are listed below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the three months ended March 31, 2015, compared to the comparable period in 2014, was primarily due to the increase in our loan origination volume, as well as the mix shift toward more retail and government production. These increases were partially offset by increases in the cost basis in acquiring/producing the higher loan volume.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e. upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The increase in our capitalized servicing rights component for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, relates to the increase in our loan origination volume. An increase in loan origination volume results in a higher level of MSRs asset creation. This increase was partially offset by a decrease in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. The rate at which we capitalize these servicing rights declined based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The increase in our economic hedge results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily relates to the increase in the value of our interest rate lock commitments as of March 31, 2015. This increase is attributed to the higher volume of interest rate lock commitments as well as the increased margins related to these commitments.

Gains/losses on MBS purchase commitments - The Company enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC, GNMA) for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate. The increase in our gains/losses on MBS purchase commitments for the three months ended March 31, 2015, as compared to March 31, 2014, relates to increased gains on our forward sales of MBS securities.

Provision for repurchase/indemnification obligation - Certain representations and warranties are made by Stonegate to investors and insurers on loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. The increase in our provision for repurchase/indemnification obligation for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, relates to the 28% increase in loan sales period over period.

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

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the three months ended March 31, 2015 increased $1,035, or 21%, compared to the comparable period in 2014, due to higher origination volume and a higher mix of government insured loans, which have higher margins than conventional mortgages, and an increase in retail originations, which also have higher margins than correspondent originations. Our loan origination and other loan fees have remained flat as a percentage of total originations at 2 bps for the both the three months ended March 31, 2015 and 2014. The following table illustrates mortgage loan originations by type for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	$	% Total	$	% Total
Conventional	$1,357,279	48%	$1,401,040	58%
Government insured	1,329,012	47%	989,506	41%
Non-agency/Other	151,663	5%	31,322	1%
Total mortgage loan originations	$2,837,954	100%	$2,421,868	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	2,540	$593,209	21%	1,181	$260,908	11%
Wholesale	2,766	807,134	28%	1,954	422,161	17%
Correspondent	6,601	1,437,611	51%	8,790	1,738,799	72%
Total mortgage loan originations	11,907	$2,837,954	100%	11,925	$2,421,868	100%
The increased volume in the retail channel during the three months ended March 31, 2015 is reflective of our strategy to grow this channel's origination volume. We believe the retail channel offers us a lower cost basis of generating MSRs due to the higher cash gain on sale and fee income. Our Stonegate Direct division continues to grow, as we believe our customers have a growing demand for online business.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,718	$2,803	$2,452	$23,097	$3,258	$33,328	1%
620-680	42,255	77,741	90,244	445,875	4,745	660,860	23%
681-719	72,612	123,821	97,291	313,898	6,030	613,652	22%
>719	421,501	519,667	193,777	387,705	7,464	1,530,114	54%
Total mortgage loan originations	$538,086	$724,032	$383,764	$1,170,575	$21,497	$2,837,954	100%
% Total	18%	26%	14%	41%	1%	100%

	Three Months Ended March 31, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$275	$214	$105	$3,198	$351	$4,143	—%
620-680	47,178	85,292	61,950	363,853	9,196	567,469	23%
681-719	69,894	125,152	66,339	284,311	5,471	551,167	23%
>719	230,605	439,963	163,894	456,622	8,005	1,299,089	54%
Total mortgage loan originations	$347,952	$650,621	$292,288	$1,107,984	$23,023	$2,421,868	100%
% Total	14%	27%	12%	46%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment increased $1,006, or 17%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in interest and other income was primarily a result of an increase in mortgage loan originations and higher average coupon rates during the three months ended March 31, 2015 as compared to March 31, 2014, as there is a direct correlation between interest and other income and mortgage loan origination. The average coupon rate was 4.09% during the three months ended March 31, 2015 compared to 3.92% during the three months ended March 31, 2014. Additionally, government insured loans carry a higher average coupon rate, so we would expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $1,798, or 7%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of increasing revenue-producing positions during the latter half of 2014, resulting in higher commissions and other incentive compensation, partially offset by an overall decrease in headcount in other positions. Additionally, given the decrease in headcount, we incurred more overtime related expenses for our hourly employees. Headcount related to our Originations segment decreased from 1008 employees at March 31, 2014 to 925 employees at March 31, 2015.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $237, or 7%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due primarily to our originations volume growth. We have experienced an increase in regulatory fees, travel related expenses, marketing expenses and professional development and training expenses partially offset by decreases in our outside services and sales support expenses, as we continue to manage our origination growth. We expect that general and administrative costs will continue to grow in future quarters, but at a slower pace than our origination growth, as we are able to leverage many of the fixed costs that are included in this category of expenses.

Interest Expense

Interest expense related to our Originations segment increased $764, or 19%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period. The increase in interest expense was offset by the increase in interest and other income during the same period due to favorable interest spreads. We expect that interest expense will move in direct correlation to changes in our origination trends and borrowings in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $1,071, or 47%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our retail expansion during 2014 increased the number of mortgage loan branches from 48 at March 31, 2014 to 105 at March 31, 2015. In addition, we increased our total square footage under lease period over period. We do not expect the same level of growth in occupancy levels in future periods. However, we expect to see continued increases in information technology costs to support our strategic growth.

Provision for Mortgage Repurchases and Indemnification - Change in Estimate

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $309, or 78%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As our loan originations increased throughout 2014 and the first quarter of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $170, or 91%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.

Servicing

The Servicing segment incurred a loss before taxes of $29,218 and $4,172 during the three months ended March 31, 2015 and 2014, respectively, due primarily to the change in our MSRs valuation as discussed below. Excluding the impact of the change in MSRs valuation, the Servicing segment incurred a loss of $4,829 before income taxes during the three months ended March 31, 2015 compared to income of $3,759 before income taxes during the three months ended March 31, 2014. This decrease was the result of increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period. This increase in principal runoff was due to the lower interest rate environment present throughout the three months ended March 31, 2015, during which refinance activity and prepayment speeds increased. This increase in MSRs amortization was partially offset by the net impact of loan servicing revenues and expenses as we continue to grow our mortgage servicing portfolio.

The following is a summary of certain metrics specific to the Servicing segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Servicing Portfolio UPB	$16,964,734	$14,102,794
Number of Loans Serviced (units)	93,150	77,082
Weighted Average Coupon	4.09%	3.92%
Weighted Average Age (in months)	12	11
90+ day Delinquency Rate	0.57%	0.40%
Weighted Average FICO score	714	738
Weighted Average Servicing Fee (in basis points)	31	28
Gross Constant Prepayment Rate[1]	24.32%	3.78%
Adjusted Constant Prepayment Rate[2]	19.14%	3.36%
Capitalized Loan Servicing Portfolio	$170,580	$192,470
Capitalized Servicing Rate	1.01%	1.36%
Capitalized Servicing Multiple	3.43	4.98

Average Total Loan Servicing Portfolio	$18,450,160	$13,091,708
Average Capitalized Loan Servicing Portfolio	$190,507	$180,169
Payoffs and Principal Curtailments of Capitalized Portfolio	$570,852	$55,820
Sales of Capitalized Portfolio	$30,149	$—

1Represents the rate at which a pool of mortgage loans' remaining balance is prepaid each month. The rate is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.
2Represents the constant prepayment rate, reduced by the amount of the prepaid mortgage loans recaptured by our origination channels. The rate then expresses that percentage of the "net prepaid loans" as an annualized percentage of the period beginning outstanding principal balance.

Gain on Sale of Mortgage Servicing Rights

The gain on sale of mortgage servicing rights relates to our sale of $2.7 billion in underlying UPB of FNMA and FHLMC MSRs on March 31, 2015. The characteristics of this loan pool did not represent the characteristics of our MSRs portfolio as a whole. The pool had no GNMA MSRs, had average mortgage interest rates that were different than current mortgage rates, and had a different geographic make up than our overall portfolio. We will perform temporary sub-servicing activities with respect to the underlying loans through the established transfer date, targeted for the second quarter of 2015, for a fee. We will use the proceeds to reinvest back into newly originated MSRs through our origination platform. We will continue to purchase or sell our MSRs to take advantage of opportunistic market conditions as they become available to us.

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the three months ended March 31, 2015 was driven primarily by the decrease in market interest rates and flattening of the yield curve during the latter part of the three month period ended March 31, 2015. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. We also use the forward yield curve as an input, which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances held by us.

At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended March 31, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2014 and, at March 31, 2015, mortgage rates were lower than they were at December 31, 2014. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of March 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
March 31, 2015	$(86,112)	$(41,806)	$(20,052)	$17,966	$34,271	$62,615
December 31, 2014	(95,045)	(48,810)	(23,505)	20,225	37,764	67,609

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the three months ended March 31, 2015, this amount decreased the value of our MSRs by $13,766, compared to $2,727 during the three months ended March 31, 2014. The increase in run-off and paid off loans correlates with a 68% increase in prepayment speeds from March 31, 2014 to March 31, 2015, as well as a 41% increase in our average servicing portfolio.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Contractual servicing fees	$13,529	$8,765
Late fees	810	409
Loan servicing fees	$14,339	$9,174

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.28%
Our loan servicing fees increased to $14,339 during the three months ended March 31, 2015 from $9,174 during the three months ended March 31, 2014. The 56% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $18.5 billion during the three months ended March 31, 2015, compared to an average servicing portfolio of $13.1 billion during the three months ended March 31, 2014. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for the three months ended March 31, 2015, compared to 28 bps for the three months ended March 31, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that are government backed loans, which have a higher servicing fee than conventional mortgages.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $903, or 74%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of increased headcount due to growth in our servicing portfolio and the increased age of the portfolio, which increases delinquencies and defaults on the portfolio. In addition, the shift toward more government insured origination volume may require more specialized servicing expertise. Headcount related to our Servicing segment increased from 56 employees at March 31, 2014 to 94 employees at March 31, 2015, as we continue to add support staff in the quality control and default management areas.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $105, or 31%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of increased expenses attributable to our growth, such as those related to the increased printing of statements and quality control required to service the loans.

Interest Expense

Interest expense related to our Servicing segment increased $1,436 during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to principal and interest payment advances for loans paid off during the period.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $97, or 25%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of increased expenses attributable to our servicing portfolio growth and the related increase in staffing. We anticipate continued increases in information technology costs to support our strategic growth of the Servicing segment.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $115 and a loss before income taxes of $132 during the three months ended March 31, 2015 and 2014, respectively. The income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $638,174 during the three months ended March 31, 2015 from $232,130 during the three months ended March 31, 2014. The loss in the prior period is due to the increased expenses associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate the revenues we are seeing in the current period. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Loan Origination and Other Loan Fees
Our loan origination and other loan fees during the three months ended March 31, 2015 increased $212, compared to the comparable period in 2014, due to higher origination volume, as discussed above.
Interest and Other Income
The increase in interest and other income was primarily a result of the increase in warehouse loan originations funded during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment increased due to our overall lending activity growth and directly allocating headcount to support the growth of the business. The following details the increases in total expenses during the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

•	Salaries, commissions and benefits increased $143. Headcount related to our Financing segment increased to 36 employees at March 31, 2015 from 10 employees at March 31, 2014.

•	General and administrative expenses related to our Financing segment increased $16.

•
The interest expense of $1,002 is attributable to our Financing segment is related to the utilization of our NMF line with Merchants Bancorp, entered into on April 15, 2014. There was no interest expense attributable to our Financing segment for the three months ended March 31, 2014.

•	Occupancy, equipment and communication expenses increased $47, as we incurred more information technology costs and rent expense to support our growth.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for goodwill and intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2014.
Recent Accounting Developments

ASU No. 2014-04, "Receivables--Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure," was issued in January 2014. This update clarifies when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance in ASU No. 2014-04 also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance was effective for us beginning on January 1, 2015 and the adoption of the new guidance did not have a material impact on our financial statements.

ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," was issued in June 2014. The pronouncement in this update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance was effective for us beginning on January 1, 2015 and the adoption of the new guidance did not have a material impact on our financial statements.
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

ASU No. 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" was issued in April 2015. This update is to simplify presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

ASU No. 2015-05 "Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" was issued in April 2015. This update provides guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

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
Our financing strategy primarily consists of using repurchase facilities and participation agreements with major financial institutions, as well as regional banks. We believe this provides us with a stable, low-cost, diversified source of funds to finance our business. On January 29, 2015, we signed a Mortgage Repurchase Agreement with Wells Fargo with a maximum borrowing capacity of $200,000. The borrowing facility is comparable to the repurchase facilities that the Company has in place with other financial institutions, and is designed to finance newly originated conventional, government and jumbo residential mortgages originated or purchased by the Company. The facility is uncommitted and matures on January 30, 2016.
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
Cash Flows
Our unrestricted cash balance increased from $45,382 as of December 31, 2014 to $52,491 as of March 31, 2015. The following discussion summarizes the changes in our unrestricted cash balance for the three months ended March 31, 2015 and 2014:
Operating Activities
Our operating activities used $6,032 and $199,539 of cash flow for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash used in operating activities was primarily due to the fact we sold our loans at a faster rate than normal during the current period. Additionally, we continue to experience negative operating cash flows due to the cash investment in the creation of MSRs assets and the related increases in our loan inventory and locked loan pipeline, and this will continue in the future as we grow originations to increase the loan servicing portfolio. These negative operating cash flows will be offset by increases and improvements in the efficiency of borrowings against our assets and by the periodic sale of servicing. As servicing fees collected from borrowers increase as the servicing portfolio grows, the operating cash flows are expected to increase.
Investing Activities
Our investing activities provided $25,111 of cash flow for the three months ended March 31, 2015 and used $3,430 of cash flow for the same period in the prior year. The increase in cash provided by investing activities was primarily due to the proceeds received from a sale of $2.7 billion in FNMA and FHLMC MSRs to an unrelated third party. This increase was partially offset by our investment in the subordinated debt of Merchants Bancorp entered into in the second quarter of 2014 in order to facilitate the financing of WLOCs in our Financing segment, as well as purchases of property and equipment.
Financing Activities
Our financing activities used $11,970 of cash flow for the three months ended March 31, 2015 and provided $177,739 of cash flow for the same period in the prior year primarily due to the timing of repayments versus borrowings under our mortgage participations, repurchase agreements, warehouse and operating lines of credit. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.

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
These risks are managed as part of our overall monitoring of liquidity, which includes regular meetings of a group of executive managers that identify and manage the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. The members of this group include the Chief Financial Officer, acting as the chair, the EVP of Capital Markets, the SVP Treasurer and other members of management as deemed necessary. The group is responsible for:

•	meeting day-to-day cash outflows primarily in the settlement of margin requests from trading counterparties, operating expenses, planned capital expenditures and customer demand for loans;

•	ensuring sufficient sources of liquidity exist to cover commitments to originate or purchase mortgage loans, warehouse lines of credit or other credit commitments;

•	funding asset growth in a cost efficient manner;

•	controlling concentration of exposure to any financing source;

•	minimizing the impact of market disruptions should adverse events occur which erode Stonegate's ability to fund itself; and

•	surviving a major financial crisis which might result in a funding crisis.
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
Our business is subject to variability in results of operations in both the mortgage origination and mortgage servicing activities due to fluctuations in interest rates. In a declining interest rate environment, we would expect our mortgage production activities’ results of operations to be positively impacted by higher loan origination volumes and gain on sale margins. In contrast, we would expect the results of operations of our mortgage servicing activities to decline due to higher actual and projected loan prepayments related to our loan servicing portfolio. In a rising interest rate environment, we would expect a negative impact on the results of operations of our mortgage production activities and our mortgage servicing activities’ results of operations to be positively impacted. The interaction between the results of operations of our mortgage activities is a core component of our overall interest rate risk strategy.
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of March 31, 2015, approximately $614,011, or 54%, of our total $1,131,825 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 46% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.24%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of March 31, 2015. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended March 31, 2015.
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
We manage the interest rate risk associated with its outstanding interest rate lock commitments and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments of To-Be-Announced mortgage backed securities ("TBA Forward Commitments"). We expect these derivatives will experience changes in fair value opposite to changes in fair value of the derivative interest rate lock commitments and loans held for sale, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held for sale it wants to economically hedge. Our expectation of how many of our interest rate lock commitments will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.
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
We used March 31, 2015 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the cannels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of March 31, 2015 and December 31, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
March 31, 2015	$(4,406)	$1,256
December 31, 2014	(2,341)	551
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. We also use a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a static forward yield curve. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have an MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of March 31, 2015, refer to Note 9, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended March 31, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2014 and, at March 31, 2015, mortgage rates were lower than they were at December 31, 2014. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of March 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
March 31, 2015	$(86,112)	$(41,806)	$(20,052)	$17,966	$34,271	$62,615
December 31, 2014	(95,045)	(48,810)	(23,505)	20,225	37,764	67,609
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
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f)

under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2015, see the “Litigation” section of Note 13, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties which may have a material adverse effect on our business, financial condition and results of operations, as discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 6, 2015, and including the below.
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

•
we fail to comply, at the individual loan level or otherwise, with regulatory requirements, including but not limited to the provisions of the Dodd-Frank Act and the TILA-RESPA Integrated Disclosure rule.

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify them or repurchase loans they have purchased and would benefit from enforcing any repurchase remedies they may have. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold. If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserves, this could adversely affect our business, financial condition and results of operations.
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

Stonegate Mortgage Corporation
Registrant

Date: May 7, 2015	By:	/S/ Robert B. Eastep
Robert B. Eastep
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

4.2	Form of Indenture (incorporated by reference to Exhibit 4.5 of Stonegate Mortgage Corporation S-3 filed January 14, 2015 (File No. 001-201507))

10.1*	Master Repurchase Agreement and Securities Contract, dated as of January 29, 2015, by and between Wells Fargo Bank, N.A. and Stonegate Mortgage Corporation

10.2*	Amendment No. 1 to Master Repurchase Agreement and Securities Contract, dated as of January 29, 2015, by and between Wells Fargo Bank, N.A. and Stonegate Mortgage Corporation

10.3*	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 2, 2015, by and between Bank of America, N.A. and Stonegate Mortgage Corporation

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith