Form 10-Q
period 2015-06-30
STONEGATE MORTGAGE CORP
filed 2015-08-06
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 4, 2015
Common Stock, $0.01 par value	25,782,190 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2015

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$48,538	$45,382
Restricted cash	500	4,482
Mortgage loans held for sale, at fair value	987,409	1,048,347
Servicing advances	8,791	11,193
Derivative assets	29,048	12,560
Mortgage servicing rights, at fair value	209,343	204,216
Property and equipment, net	22,078	17,047
Loans eligible for repurchase from GNMA	111,765	109,397
Warehouse lending receivables	154,422	85,431
Goodwill and other intangible assets, net	7,146	7,390
Subordinated loan receivable	30,000	30,000
Other assets	29,625	21,106
Total assets	$1,638,665	$1,596,551

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	536,455	592,798
Mortgage repurchase borrowings	544,125	472,045
Warehouse lines of credit	1,947	1,374
Secured borrowings - mortgage servicing rights	80,058	75,970
Operating lines of credit	5,000	2,000
Accounts payable and accrued expenses	38,561	28,350
Derivative liabilities	4,876	9,044
Reserve for mortgage repurchases and indemnifications	5,289	4,967
Contingent earn-out liabilities	1,769	3,005
Liability for loans eligible for repurchase from GNMA	111,765	109,397
Deferred income tax liabilities, net	12,046	11,831
Other liabilities	15,039	5,695
Total liabilities	$1,356,930	$1,316,476

Commitments and contingencies - Note 13

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,782,190 and 25,780,973	264	264
Additional paid-in capital	268,728	267,083
Retained earnings	12,743	12,728
Total stockholders’ equity	281,735	280,075

Total liabilities and stockholders’ equity	$1,638,665	$1,596,551

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Gains on mortgage loans held for sale, net	$51,334	$46,548	$104,175	$75,179
Losses on sales of mortgage servicing rights	(3,068)	—	(2,869)	—
Changes in mortgage servicing rights valuation	20,821	(10,713)	(3,568)	(18,644)
Payoffs and principal amortization of mortgage servicing rights	(11,322)	(4,651)	(25,088)	(7,378)
Loan origination and other loan fees	7,724	6,731	14,068	11,808
Loan servicing fees	12,611	10,790	26,950	19,965
Interest and other income	9,343	8,918	18,094	14,994
Total revenues	87,443	57,623	131,762	95,924

Expenses
Salaries, commissions and benefits	42,919	35,144	80,867	68,563
General and administrative expense	9,569	9,346	18,015	17,647
Interest expense	8,295	6,263	16,704	10,075
Occupancy, equipment and communication	5,933	4,762	11,794	8,904
Provision for mortgage repurchases and indemnifications - change in estimate	437	509	523	904
Depreciation and amortization expense	1,846	1,193	3,627	2,276
Total expenses	68,999	57,217	131,530	108,369

Income (loss) before income tax expense (benefit)	18,444	406	232	(12,445)
Income tax expense (benefit)	7,310	138	217	(4,829)
Net income (loss) attributable to common stockholders	11,134	268	15	(7,616)

Income (loss) per share
Basic	$0.43	$0.01	$—	$(0.30)
Diluted	$0.43	$0.01	$—	$(0.30)

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501
Net loss	—	—	—	—	—	—	(7,616)	(7,616)
Stock-based compensation expense	—	—	—	—	—	1,770	—	1,770
Balance at June 30, 2014	—	$—	25,769	$264	$—	$265,600	$35,791	$301,655

Balance at December 31, 2014	—	$—	25,781	$264	$—	$267,083	$12,728	$280,075
Net income	—	—	—	—	—	—	15	15
Stock-based compensation expense	—	—	—	—	—	1,645	—	1,645
Issuance of common stock	—	—	1	—	—	—	—	—
Balance at June 30, 2015	—	$—	25,782	264	$—	268,728	12,743	281,735

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$15	$(7,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	3,627	2,276
Losses on disposal and impairment of long lived assets	322	223
Gains on mortgage loans held for sale, net	(89,756)	(75,179)
Losses on sale of mortgage servicing rights	2,869	—
Changes in mortgage servicing rights valuation	3,568	18,644
Payoffs and principal amortization of mortgage servicing rights	25,088	7,378
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	523	904
Stock-based compensation expense	1,645	1,770
Deferred income tax benefit (expense)	217	(4,829)
Change in fair value of contingent earn-out liabilities	34	(142)
Payments of contingent earn-out liabilities in excess of original fair value estimate	(406)	—
Proceeds from sales and principal payments of mortgage loans held for sale	7,007,654	5,291,372
Originations and purchases of mortgage loans held for sale	(6,919,039)	(5,729,310)
Repurchases and indemnifications of previously sold loans	(25,167)	(486)
Changes in operating assets and liabilities:
Restricted cash	3,982	(9,229)
Servicing advances	2,402	265
Warehouse lending receivables	(68,991)	(40,052)
Other assets	(1,480)	(4,025)
Accounts payable and accrued expenses	7,795	2,116
Other liabilities	9,345	1,837
Due to related parties	—	(608)
Net cash used in operating activities	(35,753)	(544,691)
Investing activities
Net proceeds from sale of mortgage servicing rights	40,455	—
Subordinated loan receivable	—	(9,000)
Purchases of property and equipment	(8,426)	(2,629)
Purchases in a business combination, net of cash acquired	—	(258)
Purchase of mortgage servicing rights	(86)	(1,685)
Net cash provided by (used in) investing activities	31,943	(13,572)
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	11,821,470	18,057,080
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(11,817,052)	(17,516,703)
Proceeds from borrowings under mortgage funding arrangements - MSRs	14,000	—
Repayments of borrowings under mortgage funding arrangements - MSRs	(9,912)	—
Payments of contingent earn-out liabilities not exceeding original fair value estimate	(864)	(68)
Payments of debt issuance costs	(676)	—
Net cash provided by financing activities	6,966	540,309

Change in cash and cash equivalents	3,156	(17,954)
Cash and cash equivalents at beginning of period	45,382	43,104
Cash and cash equivalents at end of period	$48,538	$25,150

Supplemental Cash Flow Information:
Cash paid for interest	$16,492	$9,174
Cash paid for taxes	$574	$60

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
June 30, 2015
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

The Company is a leading, non-bank mortgage company focused on originating, financing, and servicing U.S. residential mortgage loans that operates as an intermediary between residential mortgage borrowers and the ultimate investors of these mortgages. The Company’s integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a retail branch network, a direct to consumer call center and a network of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks and credit unions). The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), financial institution secondary market investors and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"), for which the Company may perform servicing of U.S. residential mortgage loans. The Company also provides warehouse financing through its NattyMac, LLC subsidiary to third party correspondent lenders. The Company’s principal sources of revenue include (i) gains on sales of mortgage loans from loan securitizations and whole loan sales and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest and other income from its financing facilities and warehouse lending business.

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2014, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 included in its 2014 Annual Report on Form 10-K.

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

The Company’s business requires substantial cash to support its operating activities. As a result, the Company is dependent on its lines of credit and other financing facilities in order to fund its continued operations. If the Company’s principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company’s financial statements unless the Company found a suitable alternative source of financing.

3. Earnings (Loss) Per Share

The following is a reconciliation of net income (loss) attributable to common stockholders and a table summarizing the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss):
Net income (loss) attributable to common stockholders	$11,134	$268	$15	$(7,616)

Weighted average shares outstanding (in thousands):
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	25,782	25,769	25,781	25,769
Effect of dilutive shares—employee and director stock options, restricted stock units, warrants and convertible preferred stock	—	—	—	—
Denominator for diluted earnings (loss) per share	25,782	25,769	25,781	25,769

Earnings (loss) per share:
Basic	$0.43	$0.01	$—	$(0.30)
Diluted	$0.43	$0.01	$—	$(0.30)

During the three and six months ended June 30, 2015, weighted average shares of 1,555 and 1,558, respectively, were excluded from the denominator for diluted earnings per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive. During both the three and six months ended June 30, 2014, weighted average shares of 1,867 were excluded from the denominator for diluted (loss) earnings per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

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

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $627 at the time of acquisition. Goodwill recognized from the acquisition of Medallion primarily relates to the expected future growth of Medallion's business. The Company has noted no circumstances which would result in any impairment of this amount as of June 30, 2015.
As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a contingent consideration, which payment is contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earn-out"). If such goals are met by Medallion, the Company will pay the seller two annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earn-out is uncapped in amount. The fair value of the earn-out was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earnout period, (ii) an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. The first of the two potential earn-out payments was determined to be $200 and was paid in April 2015. As of June 30, 2015, the Company estimated the fair value of the remaining earn-out to be approximately $200.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of June 30, 2015 and December 31, 2014:

June 30, 2015:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$2,081,614	Derivative assets/liabilities	$15,983	$(2,238)

MBS forward sales contracts	2,743,904
MBS forward purchase contracts	658,800
Total MBS forward trades	3,402,704	Derivative assets/liabilities	13,065	(2,638)
Total derivative financial instruments	$5,484,318		$29,048	$(4,876)

December 31, 2014:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,211,675	Derivative assets/liabilities	$12,300	$(96)

MBS forward sales contracts	1,860,768
MBS forward purchase contracts	457,481
Total MBS forward trades	2,318,249	Derivative assets/liabilities	260	(8,948)
Total derivative financial instruments	$3,529,924		$12,560	$(9,044)

The following summarizes the effect of the Company’s derivative financial instruments and related changes in estimated fair value of mortgage loans held for sale on its consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest rate lock commitments	$(14,562)	$10,815	$1,541	$20,657
MBS forward trades	21,120	(18,456)	19,116	(32,174)
Net derivative gains (losses)	6,558	(7,641)	20,657	(11,517)

Gains (losses) from changes in estimated fair value of mortgage loans held for sale[1]	(11,060)	17,111	(10,972)	26,741

	$(4,502)	$9,470	$9,685	$15,224

1 Mortgage loans held for sale are carried at estimated fair value pursuant to the fair value option. Gains from changes in estimated fair values are included within “gains on mortgage loans held for sale, net” on the Company’s consolidated statements of operations. This information is presented here due to its correlation with the changes in value of our derivative financial instruments.

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

The Company has entered into agreements with derivative counterparties, which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of June 30, 2015 and December 31, 2014, counterparties held none and $4,482, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit gain position of $10,428 and a net credit loss position of $4,562 at June 30, 2015 and December 31, 2014, respectively, to those counterparties. For the six months ended June 30, 2015 and 2014, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Conventional [1]	$335,469	$507,297
Government insured [2]	565,363	444,955
Non-agency/Other	86,577	96,095
Total mortgage loans held for sale, at fair value	$987,409	$1,048,347

1 Conventional includes FNMA and FHLMC mortgage loans, as well as mortgage loans to various housing agencies.

2 Government insured includes GNMA mortgage loans. GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans, as well as mortgage loans to various housing agencies.

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of June 30, 2015, the Company had pledged $928,105 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $59,304 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2014, the Company had pledged $981,015 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $67,332 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of June 30, 2015 and December 31, 2014.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$981,891	$975,448	$1,044,005	$1,025,374
90 or more days delinquent	5,518	6,518	4,342	5,342
Total	$987,409	$981,966	$1,048,347	$1,030,716

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

The Company’s total mortgage servicing portfolio as of June 30, 2015 and December 31, 2014 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	June 30, 2015	December 31, 2014
FNMA	$4,659,391	$5,797,883
GNMA:
FHA	5,168,907	5,365,627
VA	2,967,064	2,652,678
USDA	900,440	974,501
FHLMC	3,490,671	3,500,321
Other Investors	57,831	45,735
Total mortgage servicing portfolio	$17,244,304	$18,336,745

MSRs balance	$209,343	$204,216

MSRs balance as a percentage of total mortgage servicing portfolio	1.21%	1.11%

A summary of the changes in the balance of MSRs for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$170,580	$192,470	$204,216	$170,294
MSRs originated in connection with loan sales	46,541	40,323	81,124	71,535
MSRs sold and derecognized	(17,277)	—	(47,427)	—
Purchased MSRs	—	64	86	1,686
Changes in valuation inputs and assumptions[1]	20,821	(10,713)	(3,568)	(18,644)
Actual portfolio runoff (payoffs and principal amortization)	(11,322)	(4,651)	(25,088)	(7,378)
Balance at end of period	$209,343	$217,493	$209,343	$217,493

1 Refer to Note 9, "Transfers and Servicing of Financial Assets" for a discussion of inputs and assumptions, including range of discount rates, prepayment speeds and cost of servicing.

On March 31, 2015, the Company completed a sale of MSRs with an underlying unpaid principal balance of $2.7 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs was somewhat geographically focused, had average mortgage interest rates that were different than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs. On April 30, 2015, in a separate transaction, the Company completed a sale of MSRs with an underlying UPB of $1.9 billion in GNMA loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than the current GNMA mortgage interest rates and did not include any FNMA or FHLMC MSRs, which have a different historical performance than GNMA MSRs. Thus, the characteristics of each sold pool do not represent the characteristics of the Company’s MSRs portfolio as a whole.

The Company performs temporary sub-servicing activities with respect to both pools of underlying loans described above through the established loan file transfer dates of each sale, the second quarter and third quarter, respectively, for a fee, during which time the Company is entitled to certain other ancillary income amounts. The Company used the proceeds to reinvest back into newly originated MSRs through its origination platform. There are various protection provisions for which an estimated A liability in the amount of $1,700 has been established for the various protection provisions included in the transactions, the majority of which relates to the reimbursement of purchase price related to estimated prepayments. Each of these MSRs sale transactions met the criteria for derecognition, allowing for the MSRs assets to be derecognized and a gain or loss to be recorded at the time of derecognition. The recognized gains or losses were recorded net of direct transaction expenses and estimated protection provisions.

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of June 30, 2015, the Company had pledged $208,805 in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. As of December 31, 2014, $203,811 in fair value of mortgage servicing rights were pledged as collateral to the Company's secured borrowing arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of June 30, 2015 and December 31, 2014.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual servicing fees	$11,842	$10,399	$25,370	$19,165
Late fees	769	391	1,580	800
Loan servicing fees	$12,611	$10,790	$26,950	$19,965

Servicing fees as a percentage of average portfolio (annualized)	0.30%	0.28%	0.31%	0.28%

8. Fair Value Measurements

The Company uses fair value measurements in fair value disclosures and to record certain assets and liabilities at fair value on a recurring basis, such as MSRs, derivatives and loans held for sale; or on a nonrecurring basis, such as when measuring intangible assets and long-lived assets. The Company has elected fair value accounting for loans held for sale to more closely align the Company’s accounting with its interest rate risk strategies without having to apply the operational complexities of hedge accounting.

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

The following describes the methods used in estimating the fair values of certain financial statement items:

Mortgage Loans Held for Sale: The majority of the Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. The fair values of a portion of the loans are estimated using a discounted cash flow analysis with significant unobservable inputs, such as prepayment speeds, default rates, the spread between bid and ask prices and loss severities.

Derivative Financial Instruments: The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$947,621	$39,788	$987,409
Derivative assets (IRLCs)	—	15,983	—	15,983
Derivative assets (MBS forward trades)	—	13,065	—	13,065
MSRs	—	—	209,343	209,343
Total assets	$—	$976,669	$249,131	$1,225,800

Liabilities:
Derivative liabilities (IRLCs)	$—	$2,238	$—	$2,238
Derivative liabilities (MBS forward trades)	—	2,638	—	2,638
Contingent earn-out liability	—	—	1,769	1,769
Total liabilities	$—	$4,876	$1,769	$6,645

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,048,347	$—	$1,048,347
Derivative assets (IRLCs)	—	12,300	—	12,300
Derivative assets (MBS forward trades)	—	260	—	260
MSRs	—	—	204,216	204,216
Total assets	$—	$1,060,907	$204,216	$1,265,123

Liabilities:
Derivative liabilities (IRLCs)	$—	$96	$—	$96
Derivative liabilities (MBS forward trades)	—	8,948	—	8,948
Contingent earn-out liability	722	—	2,283	3,005
Total liabilities	$722	$9,044	$2,283	$12,049

Mortgage Loans Held for Sale

A reconciliation of the beginning and ending balances of the Company’s mortgage loans held for sale measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$—	$—
Changes in fair value recognized in earnings	—	—
Purchases	27,887	27,887
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	11,901	11,901
Transfers out of Level 3	—	—
Balance at end of period	$39,788	$39,788
MSRs

Refer to Note 7, "Mortgage Servicing Rights", for a reconciliation of the beginning and ending balances during the three and six months ended June 30, 2015 and 2014. Refer to Note 9, "Transfers and Servicing of Financial Assets" for a discussion of significant observable inputs related to the Company's MSRs and relative ranges of those used in determining their fair value.

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

A reconciliation of the beginning and ending balances of the Company’s contingent earn-out liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,155	$4,411	$3,005	$3,791
Changes in fair value recognized in earnings[1]	10	(184)	34	(142)
Purchases[2]	—	—	—	603
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(396)	(43)	(1,270)	(68)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—		—
Balance at end of period	$1,769	$4,184	$1,769	$4,184

1 Recognized in the consolidated statements of operations within “General and administrative expense”.
2 Represents the Company’s acquisition of Medallion during February 2014.

The Company estimated the fair value of its NattyMac earn-out as of June 30, 2015 using the same method as at acquisition date. For the three and six months ended June 30, 2015, the Company adjusted its earn-out liability for NattyMac by an increase of $61 and $85, respectively, primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business.

The Company estimated the fair value of its Medallion earn-out using forecasted information that it believes approximates the fair value of the liability as of June 30, 2015. For the three and six months ended June 30, 2015, the Company decreased its earn-out liability for Medallion by $51.

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

Fair Value of Other Financial Instruments

As of June 30, 2015 and December 31, 2014, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, subordinated loan receivable, short-term secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For our long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings and given the interest rate adjusts over time based on market conditions.

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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. For loan participations and repurchase agreements that meet the sale criteria, the transferred financial assets are derecognized from the balance sheet and a gain or loss is recognized upon sale. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of June 30, 2015 and December 31, 2014, all transfers pursuant to our mortgage funding arrangements are accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the six months ended June 30, 2015 and 2014 relating to loan sales in which the Company has continuing involvement:

	Six Months Ended June 30,
	2015	2014
Proceeds from new loan sales [1]	$20,611	$5,332
Proceeds from loan servicing fees	$25,510	$19,965
Cash inflows from servicing advances	$2,402	$265
Cash outflows from repurchases and indemnifications of previously sold loans	$25,167	$6,178

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold, net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale as well as the cost to retain the servicing rights.

The following table sets forth information related to outstanding loans sold as of June 30, 2015 and December 31, 2014 for which the Company has continuing involvement:

	June 30, 2015	December 31, 2014
Total unpaid principal balance	$17,244,304	$18,336,745
Loans 30-89 days delinquent	$298,466	$379,881
Loans delinquent 90 or more days or in foreclosure [1]	$134,857	$127,751

1 Includes GNMA mortgage loans eligible for repurchase and recorded on the consolidated balance sheet, which are government-insured, of $111,765 and $109,397, respectively, as of June 30, 2015 and December 31, 2014.

    The key weighted average assumptions (or range of assumptions) used in determining the fair value of the Company’s MSRs as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	12.1%	13.9%
GNMA:
FHA	10.6%	11.2%
VA	9.4%	10.1%
USDA	11.1%	11.8%
FHLMC	10.5%	13.1%
Other Investors	11.3%	12.4%
Cost of servicing (per loan)	$85	$83

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

In addition to the assumptions provided above, the Company uses assumptions for default rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for default rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
FNMA	3.98%	3.93%
GNMA:
FHA	6.49%	6.42%
VA	6.41%	6.31%
USDA	6.46%	6.29%
FHLMC	3.91%	3.80%
Other Investors	6.34%	6.14%

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	% of Average Portfolio	December 31, 2014	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(9,499)	5%	$(8,345)	4%
Impact of discount rate + 2%	$(18,215)	9%	$(16,063)	8%
Impact of discount rate + 3%	$(26,236)	13%	$(23,222)	11%

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,729)	3%	$(5,445)	3%
Impact of prepayment speed * 110%	$(11,257)	5%	$(10,668)	5%
Impact of prepayment speed * 120%	$(21,757)	10%	$(20,508)	10%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,474)	1%	$(1,529)	1%
Impact of cost of servicing * 110%	$(2,947)	1%	$(3,058)	1%
Impact of cost of servicing * 120%	$(5,895)	3%	$(6,116)	3%

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

10. Debt

Borrowings outstanding as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate		Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$536,455	3.97%	1	$592,798	3.97%
Mortgage repurchase borrowings	544,125	2.23%		472,045	2.23%
Warehouse lines of credit	1,947	4.25%		1,374	4.25%
Secured borrowings - mortgage servicing rights	80,058	5.11%		75,970	5.49%
Operating lines of credit	5,000	4.00%		2,000	4.00%
Total mortgage funding arrangements	$1,167,585			$1,144,187

1 The Company’s costs for secured borrowings on mortgage loans are shown in the table above based on the average underlying mortgage rates. These costs are reduced by earnings and fees specific to each of the secured borrowing facilities.

The Company maintains mortgage loan participation, repurchase and warehouse lines of credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination of mortgage loans. As of June 30, 2015, the Company held mortgage funding arrangements with four separate financial institutions and a total maximum borrowing capacity of $1,942,000, including the operating lines of credit. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the MSRs pledged to the respective facilities.

The following tables summarize the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of June 30, 2015 and December 31, 2014:

As of June 30, 2015:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$307,596	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee	July 2015	[6]
Merchants Bank of Indiana - NattyMac Funding	228,859	—	[3]	LIBOR plus applicable margin	March 2016
Total secured borrowings - mortgage loans	536,455	600,000

Barclays Bank PLC	122,865	400,000		LIBOR plus applicable margin	December 2015
Bank of America, N.A.	346,290	700,000	[5]	LIBOR plus applicable margin	June 2016
Wells Fargo	74,970	200,000		LIBOR plus applicable margin	January 2016
Total mortgage repurchase borrowings	544,125	1,300,000

Merchants Bank of Indiana - Warehouse Line of Credit	1,947	2,000		Prime plus 1.00%	July 2015	[6]
Total warehouse lines of credit	1,947	2,000

Barclays Bank PLC - MSRs Secured	45,058	—	[4]	LIBOR plus applicable margin	December 2015
Merchants Bank of Indiana - MSRs Secured	35,000	35,000		LIBOR plus applicable margin	June 2017
Total secured borrowings - MSRs	80,058	35,000

Total	1,162,585	1,937,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $5,000.
2 Merchants Bank of Indiana will periodically constrain the aggregate maximum borrowing capacity. At June 30, 2015, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity of $600,000 referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $400,000, with a sub-limit of $100,000.
5 The Bank of America maximum borrowing includes $400,000 of mortgage repurchase and $300,000 of mortgage gestation repurchase facilities.
6 Extended on July 30, 2015 to a maturity date of July 31, 2016.

As of December 31, 2014:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate	Maturity Date
Merchants Bank of Indiana - Participation Agreement	$273,341	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee	July 2015
Merchants Bank of Indiana - NattyMac Funding	319,457	—	[3]	Same as the underlying mortgage rates, less 49% of facility earnings	March 2015	[7]
Total secured borrowings - mortgage loans	592,798	600,000

Barclays Bank PLC	224,444	400,000		LIBOR plus applicable margin	December 2015
Bank of America, N.A.	247,601	600,000	[6]	LIBOR plus applicable margin	May 2015
Total mortgage repurchase borrowings	472,045	1,000,000

Merchants Bank of Indiana - Warehouse Line of Credit	1,374	2,000		Prime plus 1.00%	July 2015
Total warehouse lines of credit	1,374	2,000

Barclays Bank PLC - MSRs Secured	45,970	—	[4]	LIBOR plus applicable margin	December 2015
Merchants Bank of Indiana - MSRs Secured	30,000	30,000	[5]	LIBOR plus applicable margin	June 2017
Total secured borrowings - MSRs	$75,970	$30,000

Total	$1,142,187	$1,632,000

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

The Company reviews and monitors its operating lines of credit during the quarter and amends the borrowing capacity and maturity date throughout the quarter based on current operations.

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

11. Reserve for Mortgage Repurchases and Indemnifications

Representations and warranties are provided to investors and insurers on loans sold and are also assumed on purchased mortgage loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase the mortgage loan or indemnify the investor against loss. In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party originator. Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations.

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$4,877	$4,231	$4,967	$3,709
Provision for mortgage repurchases and indemnifications - new loan sales[1]	932	556	1,696	1,034
Provision for mortgage repurchases and indemnifications - change in estimate[2]	437	509	523	904
Losses on repurchases and indemnifications	(957)	(509)	(1,897)	(860)
Balance at end of period	$5,289	$4,787	$5,289	$4,787

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

12. Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes". Generally ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, but temporary differences are not. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. Due primarily to the unpredictable nature of the MSRs valuation and the impact this has on making a reliable estimate of the annual effective tax rate for interim reporting periods, the Company applies the actual year-to-date effective tax rate for the current period tax provision as a matter of policy.

The following is a reconciliation of the expected statutory federal corporate income tax expense to the income tax expense recorded on the Company's consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Statutory federal income tax expense (benefit)	$6,456	35.0%	$142	35.0%	$82	35.0%	$(4,355)	35.0%
State income tax expense (benefit), net of federal tax expense (benefit)	803	4.4%	14	3.4%	23	10.2%	(417)	3.4%
Non-deductible expenses	50	0.2%	2	0.5%	111	47.7%	(40)	0.3%
Provision to return adjustments	—	—%	—	—%	—	—%	—	—%
Adjustment to state net deferred tax liabilities	—	—%	—	—%	—	—%	—	—%
YTD impact of change in effective tax rate	—	—%	(20)	(4.9)%	—	—%	(20)	0.1%
Other	1	—%	—	—%	1	0.6%	3	—%
Total income tax expense (benefit)	$7,310	39.6%	$138	34.0%	$217	93.5%	$(4,829)	38.8%

During the three months ended June 30, 2015 and 2014, the Company recognized an income tax expense of $7,310 and $138, respectively, which represented effective tax rates of 39.6% and 34.0%, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized an income tax expense (benefit) of $217 and $(4,829), respectively, which represented effective tax rates of 93.5% and 38.8%, respectively. While the tax effects of the Company's permanent differences have remained consistent, they result in a higher effective tax rate impact given the Company's pre-tax income position for the six months ended June 30, 2015.

As of June 30, 2015, the Company had federal and state net operating loss carryforwards of $148,580 and $125,957, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2027 through 2034. Given the uncertainty around the Company’s ability to forecast book and taxable income due primarily to the unpredictable nature of the MSRs value impacted by changing interest rates, the Company has not relied on any projections of future taxable income to support the assertion that no valuation allowance is needed. It has relied solely on the reversal and timing of the reversal of its deferred tax liabilities, and, to the extent necessary, tax planning strategies. The Company anticipates the reversal of deferred tax liabilities will offset the future reversal of deferred tax assets. Accordingly, no valuation allowance has been established at June 30, 2015 and 2014.

13. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2015 and December 31, 2014 approximated $2,081,614 and $1,211,675, respectively, in estimated principal loan amount. The related fair value of these commitments is recognized in the balance sheet within “Derivatives".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of June 30, 2015, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

Regulatory Contingencies

The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of our mortgage origination, servicing and financing activities. Such audits and examinations could result in additional actions, penalties or fines by state or federal governmental bodies, regulators or the courts with respect to our mortgage origination, servicing and financing activities, which may be applicable generally to the mortgage industry or to us in particular.  During 2014, we received a report of examination from a state regulatory agency that certain fees that were charged to borrowers in connection with the origination of loans through our wholesale and retail channels were impermissible and must be refunded to such borrowers.  The total amount of these fees is $417. The Company disagrees with the findings in the report of examination and has communicated its reasoning as to why the related fees are permissible to the state regulatory agency.  However, there can be no assurance that the state regulatory agency will agree with our position and that we will not be ultimately required to refund the fees to the related borrowers.

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

14. Stock-Based Compensation

Stock Options

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,405,206	$16.90
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	(14,877)	$18.00
Outstanding at June 30, 2015	1,390,329	$16.89	7.8	$619
Exercisable at June 30, 2015	757,882	$16.12	7.7	$619

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

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the six months ended June 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	33,922	$16.00
Granted	4,652	$10.75
Vested	(1,217)	12.93
Forfeited	—	N/A
Nonvested at June 30, 2015	37,357	$15.44

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

As a result of this new information provided to the chief operating decision maker, management has concluded that its Mortgage Banking operations should be disclosed as three segments: Originations, Servicing and Financing. Prior period segment disclosures have been restated to conform segment disclosures for the three and six months ended June 30, 2014 to those for the three and six months ended June 30, 2015.

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

Financial highlights by segment are as follows:

	Total Assets
	June 30, 2015	December 31, 2014
Originations	$1,157,182	$1,199,727
Servicing	229,603	223,058
Financing	187,907	118,593
Other[1]	63,973	55,173
Total	$1,638,665	$1,596,551

1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$51,285	$—	$—	$49	$51,334
Losses on sale of mortgage servicing rights	—	(3,068)	—	—	(3,068)
Changes in mortgage servicing rights valuation	—	20,821	—	—	20,821
Payoffs and principal amortization of mortgage servicing rights	—	(11,322)	—	—	(11,322)
Loan origination and other loan fees	7,421	—	303	—	7,724
Loan servicing fees	—	12,611	—	—	12,611
Interest and other income	7,635	—	1,694	14	9,343
Total revenues	66,341	19,042	1,997	63	87,443

Expenses
Salaries, commissions and benefits	32,801	2,285	574	7,259	42,919
General and administrative	4,380	837	173	4,179	9,569
Interest expense	5,738	1,772	657	128	8,295
Occupancy, equipment and communication	3,843	505	61	1,524	5,933
Provision for mortgage repurchases and indemnifications	437	—	—	—	437
Depreciation and amortization	1,269	99	102	376	1,846
Corporate allocations	6,125	858	75	(7,058)	—
Total expenses	54,593	6,356	1,642	6,408	68,999
Income (loss) before taxes	$11,748	$12,686	$355	$(6,345)	$18,444

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended June 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$46,533	$—	$—	$15	$46,548
Changes in mortgage servicing rights valuation	—	(10,713)	—	—	(10,713)
Payoffs and principal amortization of mortgage servicing rights	—	(4,651)	—	—	(4,651)
Loan origination and other loan fees	6,593	—	169	(31)	6,731
Loan servicing fees	—	10,790	—	—	10,790
Interest and other income	8,586	—	392	(60)	8,918
Total revenues	61,712	(4,574)	561	(76)	57,623

Expenses
Salaries, commissions and benefits	27,289	1,367	412	6,076	35,144
General and administrative	2,674	345	154	6,173	9,346
Interest expense	6,049	170	—	44	6,263
Occupancy, equipment and communication	2,711	420	86	1,545	4,762
Provision for mortgage repurchases and indemnifications	509	—	—	—	509
Depreciation and amortization	276	11	93	813	1,193
Corporate allocations	7,442	893	43	(8,378)	—
Total expenses	46,950	3,206	788	6,273	57,217
Income (loss) before taxes	$14,762	$(7,780)	$(227)	$(6,349)	$406

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Six Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$104,126	$—	$—	$49	$104,175
Losses on sale of mortgage servicing rights	—	(2,869)	—	—	(2,869)
Changes in mortgage servicing rights valuation	—	(3,568)	—	—	(3,568)
Payoffs and principal amortization of mortgage servicing rights	—	(25,088)	—	—	(25,088)
Loan origination and other loan fees	13,491	—	577	—	14,068
Loan servicing fees	—	26,950	—	—	26,950
Interest and other income	14,564	—	3,428	102	18,094
Total revenues	132,181	(4,575)	4,005	151	131,762

Expenses
Salaries, commissions and benefits	60,902	4,401	1,093	14,471	80,867
General and administrative	8,139	1,278	308	8,290	18,015
Interest expense	10,485	4,305	1,660	254	16,704
Occupancy, equipment and communication	7,191	987	119	3,497	11,794
Provision for mortgage repurchases and indemnifications	523	—	—	—	523
Depreciation and amortization	2,507	198	203	719	3,627
Corporate allocations	13,284	1,840	152	(15,276)	—
Total expenses	103,031	13,009	3,535	11,955	131,530
Income (loss) before taxes	$29,150	$(17,584)	$470	$(11,804)	$232

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Six Months Ended June 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$75,164	$—	$—	$15	$75,179
Changes in mortgage servicing rights valuation	—	(18,644)	—	—	(18,644)
Payoffs and principal amortization of mortgage servicing rights	—	(7,378)	—	—	(7,378)
Loan origination and other loan fees	11,628	—	231	(51)	11,808
Loan servicing fees	—	19,965	—	—	19,965
Interest and other income	14,508	—	816	(330)	14,994
Total revenues	101,300	(6,057)	1,047	(366)	95,924

Expenses
Salaries, commissions and benefits	53,591	2,580	788	11,604	68,563
General and administrative	6,195	681	273	10,498	17,647
Interest expense	10,032	258	—	(215)	10,075
Occupancy, equipment and communication	4,988	805	97	3,014	8,904
Provision for mortgage repurchases and indemnifications	904	—	—	—	904
Depreciation and amortization	462	11	183	1,620	2,276
Corporate allocations	12,917	1,558	65	(14,540)	—
Total expenses	89,089	5,893	1,406	11,981	108,369
Income (loss) before taxes	$12,211	$(11,950)	(359)	$(12,347)	$(12,445)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

16. Capital Stock

During the six months ended June 30, 2014, the Company sold a portion of its investment in shares of preferred stock of a closely held entity for $200, of which all of the proceeds from such sale were applied against the Company's outstanding balance on its operating line of credit with the same entity.

17. Subsequent Events

On July 30, 2015, the Company amended its master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2016.

On July 30, 2015, the Company's Board of Directors were granted awards totaling 87,191 in restricted stock units, which will result in approximately $830 in expense for the Company prior to the last vesting date of the awards. The majority of these awards vested immediately upon grant.

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

Overview
We are a leading, non-bank mortgage company focused on originating, financing and servicing U.S. residential mortgage loans that operates as an intermediary between residential mortgage borrowers and the ultimate investors of these mortgages. We predominantly transfer mortgage loans into pools of Government National Mortgage Association ("Ginnie Mae" or "GNMA") mortgage backed securities ("MBS") and sell mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"), for which we may perform servicing of U.S. residential mortgage loans. We also sell mortgage loans to other third-party investors in the secondary market and provide short-term financing to other residential mortgage loan originators. Our principal sources of revenue include (i) gain on sale of mortgage loans from loan originations and whole loan sales, and fee income from originations, (ii) fee income from loan servicing and (iii) fee and net interest and other income from its financing facilities. We operate in three segments: Originations, Servicing and Financing. This segment determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business.
For additional information about our company and business operations, see the “Overview” section of the MD&A included in our 2014 Annual Report on Form 10-K.

Recent Industry Trends and Our Outlook

The U.S. residential mortgage industry has experienced mixed trends in loan applications in recent months. The increase in refinance application activity that was seen in the first quarter of 2015 retracted in the second quarter of 2015, as evidenced by the Mortgage Bankers Association ("MBA") Refinance Index declining from a high of 2743.1 in January 2015 to a low of 1307.7 in June 2015. The first quarter 2015 rate levels resulted in higher industry-wide refinance volume, which continued into early second quarter 2015, but began to subside during the second quarter 2015 as rates began to climb to levels consistent with fourth quarter 2014. Most notably the 10-year US Treasury rate ended June at 2.35%, compared to the ending rate of 1.64% in January 2015. This second quarter increase resulted in a decline in refinance activity. The current quarter saw an increase in purchase-mortgage demand activity as a result of typical seasonal activity. As rates continue to rise and the seasonal demand slows down, demand for mortgage activity will likely begin to decrease. Conversely, the purchase market has improved from the first quarter results, as evidenced by the MBA Purchase Index increasing from a 2015 low in February of 162.7 to a high in June of 214.3. Applications serve as a leading indicator for mortgage originations as applications turn into originations within a couple months. The MBA has estimated that second quarter mortgage origination volume was $378 billion, compared to $313 billion in the first quarter 2015. Changing interest rate and origination activity have varying impacts on our business and segments. The elevated purchase and refinance originations volume typically results in higher gains from mortgage loan sales, offset in the short-term by margin pressure as investors seek attractive yield opportunities.

The increase in refinance activity experienced in the first quarter 2015 caused higher prepayment speeds and activity, which typically has negative impacts on MSRs valuations, due to the shorter average lives of the underlying mortgages, while having a positive impacts on our Originations segment. The steady increase in interest rates experienced in the second quarter of 2015 would generally lead to the opposite occurrence, resulting in positive impacts on mortgage servicing rights valuations and negative impacts on our Originations segment. We believe that the following table generally describes the impacts on our financial results by segment in several interest rate environment scenarios (although there are various factors impacting our financial results that may cause different outcomes than depicted here):

	Origination Segment	Financing Segment	Servicing Segment
Yield curve shifts upward	Decrease	Unchanged	Increase
Yield curve shifts downward	Increase	Unchanged	Decrease
Yield curve steepens	Decrease	Increase	Increase
Yield curve flattens	Increase	Decrease	Decrease

Performance Summary and Outlook

The following highlights our performance for the second quarter and year to date period of 2015:

	Three Months Ended June 30,		Change
	2015	2014	$	%
Mortgage loan originations	$3,440,205	$3,307,442	$132,763	4%
Gain on sale revenue	$51,334	$46,548	$4,786	10%
Gain on sale revenue, bps[1]	149	141	8	6%
Total Expenses related to Originations segment, bps[1]	159	142	17	12%
Total Expenses related to Servicing segment, bps[2]	4	2	2	100%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Mortgage loan originations	$6,278,158	$5,729,310	$548,848	10%
Gain on sale revenue	$104,175	$75,179	$28,996	39%
Gain on sale revenue, bps[1]	166	131	35	27%
Total Expenses related to Originations segment, bps[1]	164	155	9	6%
Total Expenses related to Servicing segment, bps[2]	7	4	3	75%

	Three Months Ended		Change
	June 30, 2015	March 31, 2015	$	%
Mortgage loan originations	$3,440,205	$2,837,954	$602,251	21%
Gain on sale revenue	$51,334	$52,841	$(1,507)	(3)%
Gain on sale revenue, bps[1]	149	186	(37)	(20)%
Total Expenses related to Originations segment, bps[1]	159	168	(9)	(5)%
Total Expenses related to Servicing segment, bps[2]	4	3	1	33%

	As of		Change
	June 30, 2015	December 31, 2014	$	%
Mortgage Service Portfolio ("UPB")	$17,244,304	$18,336,745	$(1,092,441)	(6)%

	As of		Change
	June 30, 2015	March 31, 2015	$	%
Mortgage Service Portfolio ("UPB")	$17,244,304	$16,964,734	$279,570	2%

1Bps as a percentage of origination volume for applicable period.
2Bps as a percentage of our average servicing portfolio for applicable period.

We operate a diversified originations business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  We believe the retail channel offers us a more stable source of revenue by generating mortgage servicing rights ("MSRs"), either via a distributed network of branches or a direct-to-consumer call center (“retail direct”), driving our strategic focus on growing that channel's origination volume. Therefore, in order to maximize our retail scope, we created Stonegate Direct in October 2014, which allows us to reach customers directly through the internet and call centers using a lower cost platform. Due to increased retail originations, we expect to generate higher revenues as retail originations produce higher per loan revenue contribution than originations from third party originators. We also expect to see a continued increase in our government-insured and non-agency mortgage loan originations, which provide innovative products that meet borrowers' demands and investors' return thresholds. Accordingly, we expect we will expand our origination of non-agency loans and expect that we will sell these loans into the whole loan market or securitize these loans as private label securitizations at a future date.

Our servicing revenues have continued to grow as the volume of MSRs generated from our originations platform has increased, resulting in an increase in the average number of loans in our servicing portfolio. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. As we monitor these market conditions, we may choose to sell a portion of our servicing rights to third parties, continue our involvement as a subservicer to certain sold servicing rights, or sell a portion of our servicing rights on a flow basis or retain other beneficial interests (such as interest-only strips) as we determine to create the best economic value in the current market. Subservicing fee revenue is earned over the life of the associated loan and is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSRs, such as prepayment risk, and subservicing is less capital intensive than owning MSRs as there is no asset recorded on the balance sheet for subservicing of mortgage loans. Also, selling MSRs on a flow basis results in additional liquidity, allowing us to deploy capital resources into potential higher return assets and generate higher levels of profitability. As we sell MSRs, we lessen the negative impact that high prepayment speeds and lower interest rates have on our Servicing segment results, as the segment would no longer be subject to the fair value adjustments for the sold MSRs. Additionally, we have entered into MSRs financing facilities that allow us to leverage the MSRs assets we hold.

We continue to grow our financing segment as we focus on providing warehouse financing to our correspondent customers and others. Our financing subsidiary, which we refer to as NattyMac, allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for both our origination segment correspondent originators and customers who may not sell loans to our origination segments. We believe that NattyMac is highly scalable with little additional fixed cost investment needed to grow our customer base. We believe our focus on growth in NattyMac creates access to efficient sources of capital and strengthens relationships with small to mid-size correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

We have experienced increased expenses associated with our investments in technology and the growth of headcount necessary to support our originations volume and MSRs average servicing portfolio growth. With the expected growth in our originations, we expect to see an increase in total expenses, but a decrease in total expenses when calculated as a percentage of origination volume. We also expect expenses to increase as we expand our retail channel, but expect higher revenues from higher and more profitable retail originations offsetting this increase. Our retail expansion and growth strategy is focused on the retail direct side of the retail channel. We plan to maximize our potential return by focusing on lowering expenses through creating system automation efficiencies through information technology investments and process enhancements. We also plan to further evaluate and target expense reductions in the retail channel in order to maximize efficiency. As we continue to grow, we will invest in additional information technology infrastructure to manage our growth and to increase automation within our systems surrounding both critical operational areas and corporate support areas. We believe these investments will eventually lead to a decrease in expenses over the long-term.

We have also experienced growth within our platforms and increased expenses related to industry regulatory compliance. We are monitoring a number of developments in regulations that are expected to impact us, and there has been a heightened focus of regulators on the practices of the mortgage industry. The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, heightened risk of potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.

Financial Condition Summary

Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2015 are attributable to the execution of our strategy to grow our lending and servicing platforms, particularly our warehouse lending operations which have experienced the largest growth of the three segments during this time period.

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
The table below reconciles net income to adjusted net income (loss) and diluted EPS to adjusted diluted EPS (LPS)(which are the most directly comparable GAAP measures) for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Change
	2015	2014	$	%
Net income	$11,134	$268	$10,866	4,054%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	(20,821)	10,712	(31,533)	(294)%
Stock-based compensation expense	823	871	(48)	(6)%
Tax effect of adjustments	7,926	(4,494)	12,420	(276)%
Adjusted net (loss) income	$(938)	$7,357	$(8,295)	(113)%

Diluted EPS	$0.43	$0.01	$0.42	4,200%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	(0.81)	0.42	(1.23)	(293)%
Stock-based compensation expense	0.03	0.03	—	—%
Tax effect of adjustments	0.31	(0.17)	0.48	(282)%
Adjusted diluted (LPS) EPS	$(0.04)	$0.29	$(0.33)	(114)%
Adjusted net income decreased $8,295, or 113%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Adjusted diluted EPS decreased $0.33, or 114%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease was primarily attributable to increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments, as well as the increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period due to the lower interest rate environment present throughout the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, during which refinance activity and prepayment speeds increased.
The table below reconciles net income (loss) to adjusted net income and diluted EPS (LPS) to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		Change
	2015	2014	$	%
Net income (loss)	$15	$(7,616)	$7,631	(100)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	3,568	18,643	(15,075)	81%
Stock-based compensation expense	1,645	1,770	(125)	(7)%
Other non-routine expenses [1]	—	9,593	(9,593)	(100)%
Acquisition related expenses	—	49	(49)	N/A
Tax effect of adjustments	(1,893)	(11,661)	9,768	(84)%
Adjusted net income	$3,335	$10,778	$(7,443)	(69)%

Diluted EPS (LPS)	$—	$(0.30)	$0.30	(100)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.14	0.72	(0.58)	81%
Stock-based compensation expense	0.06	0.07	(0.01)	N/A
Other non-routine expenses	—	0.37	(0.37)	N/A
Acquisition related expenses	—	—	—	N/A
Tax effect of adjustments	(0.07)	(0.44)	0.37	(84)%
Adjusted diluted EPS	$0.13	$0.42	$(0.29)	(69)%
1 For the six months ended June 30, 2014, amount consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production.
Adjusted net income decreased $7,443, or 69%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Adjusted diluted EPS decreased $0.29, or 69%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decrease was primarily attributable to increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period due to the lower interest rate environment present throughout the six months ended June 30, 2015, during which refinance activity and prepayment speeds increased, as well as increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments.
Recent Developments and Significant Transactions

We continue to perform on our growth strategy in each segment through geographic expansion, development of new investor and product offerings, a focus on higher margin volume and selling MSRs if the market conditions are favorable. Our MSRs are created through our originations channels. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. We successfully executed on this strategy by selling nearly $4.6 billion of MSRs to date in 2015, freeing up capital to reinvest in originations, which we believe has higher return potential over the course of an interest rate cycle. These two MSRs pools were sold to unrelated third parties, in two separate transactions.

The first sale of MSRs, in the first quarter of 2015, consisted of an underlying UPB of $2.7 billion in FNMA and FHLMC loans. The second sale of MSRs, in the second quarter of 2015, consisted of an underlying UPB of approximately $1.9 billion in GNMA loans. These pools of MSRs had average mortgage interest rates that were different than the current mortgage interest rates and did not represent the characteristics of our MSRs portfolio as a whole.  We performed temporary sub-serving activities with respect to the underlying loans through the established loan file transfer dates, occurring and targeted for the second and third quarters of 2015, respectively, for a fee, during which time we were also entitled to certain other ancillary income amounts. We plan (and have begun) to re-deploy the proceeds from these sales back into our originations platform to create newly originated MSRs with the intent of improving our returns.

We continue to enter into strategic financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. The following financing-related transactions occurred throughout 2015:

•
On January 29, 2015, we signed a Mortgage Repurchase Agreement with Wells Fargo with a maximum borrowing capacity of $200,000. The borrowing facility is comparable to the repurchase facilities that we have in place with other financial institutions, and is designed to finance newly originated conventional, government and jumbo residential mortgages originated or purchased by us. The facility is uncommitted and matures on January 30, 2016. With this additional borrowing facility, we now have a total maximum borrowing capacity of $1.9 billion, including the operating lines of credit.

•
On April 23, 2015, we, through our NattyMac subsidiary, entered into a Participation Agreement with Citizens Bank & Trust Company ("Citizens"), in which we will sell participation interests in certain of our warehouse lines of credit in an amount not to exceed $100,000 and on an individual warehouse lender basis not to exceed $7,500. There was no activity during the three or six months ended June 30, 2015.

•	On April 30, 2015, we amended our operating line of credit with Merchants Bank to extend the available borrowings through June 2015.

•
On June 10, 2015, we amended our mortgage repurchase financing facility with Bank of America to extend the maturity date to June 2016. Additionally, we increased the maximum borrowing capacity of our mortgage gestation repurchase facility from $200 to $300.

•
On July 30, 2015, we amended our master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates through July 2016.

On January 14, 2015, we established a new captive insurance subsidiary, licensed in Michigan, for the purpose of insuring certain employment practices, cyber risk and professional services liability risks of the Company that are currently self-insured or uninsured. By establishing the captive insurance company, we, via the new insurance subsidiary, have applied for membership to the Federal Home Loan Bank of Indianapolis. If obtained, this membership will allow for us to participate in certain mortgage loan sale programs offered by the Federal Home Loan Bank. We believe that these loan sale programs will provide another avenue through which to sell our residential mortgage assets at more attractive results. There continues to be no material financial impact from the captive insurance company as of and for the year to date period ended June 30, 2015.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our consolidated results of operations for the three months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Gains on mortgage loans held for sale, net	$51,334	$46,548	$4,786	10%
Losses on sale of mortgage servicing rights	(3,068)	—	(3,068)	(100)%
Changes in mortgage servicing rights valuation	20,821	(10,713)	31,534	(294)%
Payoffs and principal amortization of mortgage servicing rights	(11,322)	(4,651)	(6,671)	143%
Loan origination and other loan fees	7,724	6,731	993	15%
Loan servicing fees	12,611	10,790	1,821	17%
Interest and other income	9,343	8,918	425	5%
Total revenues	87,443	57,623	29,820	52%

Salaries, commissions and benefits	42,919	35,144	7,775	22%
General and administrative	9,569	9,346	223	2%
Interest expense	8,295	6,263	2,032	32%
Occupancy, equipment and communications	5,933	4,762	1,171	25%
Provision for mortgage repurchases and indemnifications - change in estimate	437	509	(72)	(14)%
Depreciation and amortization expense	1,846	1,193	653	55%
Total expenses	68,999	57,217	11,782	21%

Income before income tax expense	18,444	406	18,038	4,443%
Income tax expense	7,310	138	7,172	5,197%
Net income	$11,134	$268	$10,866	4,054%

Weighted average diluted shares outstanding (in thousands)	25,782	25,769	13	—%

Diluted EPS	$0.43	$0.01	$0.42	4,200%
Revenues
During the three months ended June 30, 2015, total revenues increased $29,820, or 52%, as compared to the three months ended June 30, 2014. The increase in revenues resulted from increases in the fair value of our MSRs, gains on mortgage loans held for sale, net, loan servicing fees, loan origination fees and interest and other income, offset by increased loan payoffs and principal amortization of our MSRs and a loss on sale of mortgage servicing rights.
The increase in the fair value of our MSRs was driven primarily by the increase in market interest rates and steepening of the yield curve during the three months ended June 30, 2015. Increasing interest rates generally result in increased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to decrease (mortgage loans prepay slower) and a steepening yield curve increases the expected value of interest and other income from the escrow balances we maintain.

Our gains on mortgage loans held for sale, net during the three months ended June 30, 2015 increased $4,786, or 10%, as compared to the three months ended June 30, 2014 primarily due to the 4% increase in our originations volume and shifts in our product and channel mix. Our gains on mortgage loans held for sale, net during the three months ended June 30, 2015 were 149 basis points of loan originations compared to 141 basis points for the comparable period in 2014. The increase in basis point gain on sale was due primarily to an increase in our government insured loan production and in our retail originations and a decrease in our correspondent originations, as further discussed in the Segment Results section. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated through our other channels.
The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $16.6 billion during the three months ended June 30, 2015, compared to an average servicing portfolio of $15.4 billion during the three months ended June 30, 2014. The increase in our average servicing portfolio was the result of our increase in originations volume. Our loan servicing fees, as an annualized percentage of our average servicing portfolio, were 30 bps for the three months ended June 30, 2015, compared to 28 bps for the three months ended June 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that is government-backed loans, which have a higher servicing fee than conventional mortgages.
Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as well as higher fees achieved by shifting our loan portfolio mix to increase government insured loans and originations made in the retail channel.
The increase in interest and other income was primarily a result of the 4% increase in mortgage loan originations during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, as there is a direct correlation between interest and other income and mortgage loan origination activity. Additionally, government insured loans carry a higher average coupon rate, so we would expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination. The average coupon rate was 4.02% at June 30, 2015 compared to 3.99% at June 30, 2014.
The increase in payoffs and principal amortization of our MSRs was also driven primarily by the decrease in market interest rates during the first part of the three months ended June 30, 2015, as well as the higher refinancing activity discussed in the Recent Industry Trends and Our Outlook section.
The losses on sale of mortgage servicing rights primarily relates to our second quarter sale of GNMA MSRs and the change in fair value of the underlying MSRs assets from the time of the transaction bid to the date of derecognition. The loss was driven by the estimated prepayment protection provision, given the fact that this GNMA pool consisted of mortgage loans with higher average mortgage rates.
Expenses

Total expenses increased $11,782 or 21% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Total expenses have increased due to 1) a 4% increase in total originations and the related costs associated with higher originations; 2) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 3) a 8% increase in our average servicing portfolio and the related costs during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, including increased specialized servicing expertise required to manage a strategic change in mix towards government-insured loans and the increased age of our servicing, which increases delinquencies and defaults; and 4) higher regulatory compliance costs.

With the expected growth in our originations and compliance costs related to increased industry regulations, we expect to see an increase in total expenses, though a decrease when calculated as a percentage of origination volume. We also expect expenses to increase as we expand our retail channel, but expect this increase will be offset by a higher gain on sale revenues. We plan to maximize our potential return by focusing on lowering expenses through continued investments in information technology and enhancing process efficiencies. As we continue to grow, we will invest in additional infrastructure to manage our growth and to increase automation within our systems surrounding critical areas, particularly related to core operations systems, as well as corporate support areas. We believe these increases in investments will eventually lead to a decrease in expenses in relation to our origination volume over the long-term.

Salaries, commissions and benefits expense increased $7,775, or 22%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments. Our total headcount increased from 1,256 employees at June 30, 2014 to 1,349 employees at June 30, 2015.

Interest expense increased $2,032, or 32%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with increased borrowings related to financing our MSRs portfolio in the current period. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Occupancy, equipment and communication expenses decreased $1,171, or 25%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our retail expansion increased the number of mortgage loan branches from 69 at June 30, 2014 to 115 at June 30, 2015. We do not expect the same level of growth in occupancy levels in future periods. However, we expect to see increases in information technology costs to support our strategic growth. We expect expenses will continue to grow, as we invest in additional infrastructure to manage our growth and to increase automation within our systems, both in our core operations and corporate support areas.

Depreciation and amortization expense increased $653, or 55%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.

We reported an income tax expense of $7,310 and $138 for the three months ended June 30, 2015 and 2014, respectively, with an effective tax rate of 40% and 34%, respectively. The increase in income tax expense is due primarily to an increase in our net operating income before taxes for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Segment Results

	Three Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$51,285	$—	$—	$49	$51,334
Gain on sale of mortgage servicing rights	—	(3,068)	—	—	(3,068)
Changes in mortgage servicing rights valuation	—	20,821	—	—	20,821
Payoffs and principal amortization of mortgage servicing rights	—	(11,322)	—	—	(11,322)
Loan origination and other loan fees	7,421	—	303	—	7,724
Loan servicing fees	—	12,611	—	—	12,611
Interest and other income	7,635	—	1,694	14	9,343
Total revenues	66,341	19,042	1,997	63	87,443

Expenses
Salaries, commissions and benefits	32,801	2,285	574	7,259	42,919
General and administrative	4,380	837	173	4,179	9,569
Interest expense	5,738	1,772	657	128	8,295
Occupancy, equipment and communication	3,843	505	61	1,524	5,933
Provision for mortgage repurchases and indemnifications	437	—	—	—	437
Depreciation and amortization	1,269	99	102	376	1,846
Corporate allocations	6,125	858	75	(7,058)	—
Total expenses	54,593	6,356	1,642	6,408	68,999
Income (loss) before taxes	$11,748	$12,686	$355	$(6,345)	$18,444

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended June 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$46,533	$—	$—	$15	$46,548
Changes in mortgage servicing rights valuation	—	(10,713)	—	—	(10,713)
Payoffs and principal amortization of mortgage servicing rights	—	(4,651)	—	—	(4,651)
Loan origination and other loan fees	6,593	—	169	(31)	6,731
Loan servicing fees	—	10,790	—	—	10,790
Interest and other income	8,586	—	392	(60)	8,918
Total revenues	61,712	(4,574)	561	(76)	57,623

Expenses
Salaries, commissions and benefits	27,289	1,367	412	6,076	35,144
General and administrative	2,674	345	154	6,173	9,346
Interest expense	6,049	170	—	44	6,263
Occupancy, equipment and communication	2,711	420	86	1,545	4,762
Provision for mortgage repurchases and indemnifications	509	—	—	—	509
Depreciation and amortization	276	11	93	813	1,193
Corporate allocations	7,442	893	43	(8,378)	—
Total expenses	46,950	3,206	788	6,273	57,217
Income (loss) before taxes	$14,762	$(7,780)	$(227)	$(6,349)	$406

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.
Originations
The Originations segment reported income before taxes of $11,748 and $14,762 during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This decrease was the result of increased costs associated with higher originations, such as increased commissions and incentive compensation, an increased number of branch locations and other costs associated with managing growth of our retail channel and other regulatory costs, offset by an increase in gains on sale of mortgage loans. Our mortgage loan originations increased 4% period over period.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the three months ended June 30, 2015 increased $4,786 or 10% as compared to the three months ended June 30, 2014 primarily due to the 4% increase in our originations volume. Our gains on mortgage loans held for sale, net during the three months ended June 30, 2015 were 149 bps of loan originations compared to 141 bps for the comparable period in 2014. The increased gain on sale in basis points was due primarily to an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated in other channels. Gains on mortgage loans held for sale, net consisted of the following for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014		Variance
	$	bps[2]	$	bps[2]	$
Realized gains on sales of loans	$12,589	37	$1,756	5	$10,833
Capitalized servicing rights	46,468	135	40,247	122	6,221
Economic hedge results	(1,788)	(5)	10,790	33	(12,578)
Provision for repurchases	(932)	(3)	(603)	(2)	(329)
Direct loan origination costs[1]	(5,003)	(15)	(5,642)	(17)	639
Gains on mortgage loans held for sale, net	$51,334	149	$46,548	$141	$4,786

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

Material components presented in gains on mortgage loans held for sale, net are listed below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the three months ended June 30, 2015, compared to the comparable period in 2014, was primarily due to the increase in our loan origination volume, as well as the mix shift toward more retail and government production. These increases were partially offset by increases in the cost basis in acquiring/producing the higher loan volume.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e. upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The increase in our capitalized servicing rights component for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, relates to the increase in our loan origination volume and an increase in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. An increase in loan origination volume results in a higher level of MSRs asset creation. The rate at which we capitalize these servicing rights increased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC, GNMA) for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate. The decrease in our economic hedge results for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily relates to the decrease attributed to the net volume change period over period of interest rate lock commitments and loans held for sale.

Provision for repurchase/indemnification obligation - Certain representations and warranties are made by Stonegate to investors and insurers on loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. The increase in our provision for repurchase/indemnification obligation for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, relates to the 13% increase in loan sales period over period and an increase in the rate at which we reserve upon loan sale.

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

The decrease in direct loan origination costs for the for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, relates to our shift towards loans originated in our retail channel, which generate higher revenue margins, and a change in FNMA fee structure in the current period.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the three months ended June 30, 2015 increased $828, or 13%, compared to the comparable period in 2014, due to higher origination volume and a higher mix of government insured loans, which have higher margins than conventional mortgages, and an increase in retail originations, driven by Stonegate Direct, which also have higher margins than correspondent originations. Our loan origination and other loan fees as a percentage of total originations were 22 bps and 20 bps for the three months ended June 30, 2015 and 2014, respectively. The following table illustrates mortgage loan originations by type for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	$	% Total	$	% Total
Conventional	$1,324,969	38%	$1,896,562	57%
Government insured	1,948,744	57%	1,349,137	41%
Non-agency/Other	166,492	5%	61,743	2%
Total mortgage loan originations	$3,440,205	100%	$3,307,442	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,428	$755,920	22%	2,109	$469,671	14%
Wholesale	2,188	623,361	18%	3,111	729,899	22%
Correspondent	9,229	2,060,924	60%	10,577	2,107,872	64%
Total mortgage loan originations	14,845	$3,440,205	100%	15,797	$3,307,442	100%
The increased volume in the retail channel during the three months ended June 30, 2015 is reflective of our strategy to grow this channel's origination volume. We believe the retail channel offers us a lower cost basis of generating MSRs due to the higher cash gain on sale and fee income. Our Stonegate Direct division continues to grow, as we believe our customers have a growing demand for online business.
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

 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$2,379	$3,569	$4,919	$33,807	$1,818	$46,492	1%
620-680	44,945	83,086	102,609	617,195	27,102	874,937	26%
681-719	60,130	107,525	107,294	461,720	31,402	768,071	22%
>719	371,486	517,484	231,924	576,462	53,349	1,750,705	51%
Total mortgage loan originations	$478,940	$711,664	$446,746	$1,689,184	$113,671	$3,440,205	100%
% Total	14%	21%	13%	49%	3%	100%

	Three Months Ended June 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$588	$1,154	$1,537	$4,870	$541	$8,690	—%
620-680	62,537	120,073	87,451	524,613	8,334	$803,008	25%
681-719	102,433	160,709	91,562	380,551	7,570	$742,825	22%
>719	367,266	610,027	216,955	548,621	10,050	$1,752,919	53%
Total mortgage loan originations	$532,824	$891,963	$397,505	$1,458,655	$26,495	$3,307,442	100%
% Total	16%	27%	12%	44%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment decreased $951, or 11%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in interest and other income was primarily a result of lower average coupon rates, partially offset by an increase in mortgage loan originations, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The average coupon rate related to our originations volume was 3.73% during the three months ended June 30, 2015 compared to 4.03% during the three months ended June 30, 2014. There is a direct correlation between interest and other income and mortgage loan originations. Additionally, government insured loans carry a higher average coupon rate, so we would expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $5,512, or 20%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily as a result of increasing revenue-producing positions during the latter half of 2014, resulting in higher commissions and other incentive compensation. Headcount related to our Originations segment increased from 456 employees at June 30, 2014 to 982 employees at June 30, 2015.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $1,706, or 64%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due primarily to our originations volume growth. We have experienced an increase in outside services expenses, marketing expenses and regulatory expenses, as we continue to manage our origination growth. We expect that general and administrative costs will continue to grow in future quarters, but at a slower pace than our origination growth, as we are able to leverage many of the fixed costs that are included in this category of expenses.

Interest Expense

Interest expense related to our Originations segment decreased $311, or 5%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to increased payoffs given the favorable interest rate environment for the borrower, offset by the increase in the volume of mortgage loans originated and funded in the current period. We expect that interest expense will move in direct correlation to changes in our origination trends and borrowings in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $1,132, or 42%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our retail expansion during 2014 increased the number of mortgage loan branches from 69 at June 30, 2014 to 115 at June 30, 2015. We do not expect the same level of growth in occupancy levels in future periods. However, we expect to see continued increases in information technology costs to support our strategic growth as we continue to invest in our core loan origination system.

Provision for Mortgage Repurchases and Indemnification - Change in Estimate

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for actual or estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $72, or 14%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As our loan originations increased throughout 2014 and the first quarter of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $993, or 360%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.

Servicing

The Servicing segment reported income before taxes of $12,686 and a loss before taxes of $7,780 during the three months ended June 30, 2015 and 2014, respectively, due primarily to the change in our MSRs valuation as discussed below. Excluding the impact of the change in MSRs valuation, the Servicing segment incurred a loss of $8,135 before income taxes during the three months ended June 30, 2015, compared to income of $2,933 before income taxes during the three months ended June 30, 2014. This decrease was the result of increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period due to the lower interest rate environment present throughout the three months ended June 30, 2015, during which refinance activity and prepayment speeds increased. Additionally, we incurred a loss on the sale of a certain pool of MSRs in the current period. We also experienced higher loan servicing revenues and expenses as we continue to grow our mortgage servicing portfolio.

The following is a summary of certain metrics specific to the Servicing segment for the three months ended June 30, 2015 and 2014:

	As of June 30,
	2015	2014
Servicing Portfolio UPB	$17,244,304	16,739,463
Number of Loans Serviced (units)	91,934	90,503
Weighted Average Coupon	4.02%	3.99%
Weighted Average Age (in months)	13	12
90+ day Delinquency Rate	0.62%	0.50%
Weighted Average FICO score	718	736
Weighted Average Servicing Fee (in basis points)	30	28
Capitalized Loan Servicing Portfolio	$209,343	$217,493
Capitalized Servicing Rate	1.21%	1.30%
Capitalized Servicing Multiple	4.08	4.71

	Three Months Ended June 30,
	2015	2014
Gross Constant Prepayment Rate[1]	24.29%	6.28%
Adjusted Constant Prepayment Rate[2]	18.64%	5.68%
Average Total Loan Servicing Portfolio	$16,613,832	$15,412,381
Average Capitalized Loan Servicing Portfolio	$185,500	$204,196
Payoffs and Principal Curtailments of Capitalized Portfolio	$1,004,675	$261,360
Sales of Capitalized Portfolio	$1,845,207	$—

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

Losses on Sale of Mortgage Servicing Rights

The losses on sale of mortgage servicing rights primarily relates to our sale of GNMA MSRs and the change in fair value of the underlying MSRs assets from the time of the transaction bid to the date of derecognition. The characteristics of this loan pool did not represent the characteristics of our MSRs portfolio as a whole. The pool had no FNMA or FHLMC MSRs, had average mortgage interest rates that were different than current mortgage rates, and had a different historical performance than our overall portfolio. The transaction also includes an estimate for a prepayment protection provision and, given the fact that this GNMA pool consisted of mortgage loans with higher average mortgage rates, this estimate represents a significant portion of the transaction. We will perform temporary sub-servicing activities with respect to the underlying loans through the established loan file transfer date, targeted for the third quarter of 2015, for a fee. We will continue to purchase or sell our MSRs to take advantage of opportunistic market conditions as they become available to us.

Changes in Mortgage Servicing Rights Valuation

The increase in the fair value of our MSRs during the three months ended June 30, 2015 was driven primarily by the increase in market interest rates and steepening of the yield curve during the latter part of the three month period ended June 30, 2015, while the decrease in the fair value of MSRs during the three months ended June 30, 2014 was driven primarily by the decrease in market interest rates and flattening of the yield curve present during that time period. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended June 30, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to March 31, 2015 and, at June 30, 2015, mortgage rates were higher than they were at March 31, 2015. The combination of these factors decreased current prepayment estimates and prepayment estimates in the interest rate shifts. Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the three months ended June 30, 2015, this amount decreased the value of our MSRs by $11,322, compared to $4,651 during the three months ended June 30, 2014. The increase in run-off and paid off loans correlates with a 41% increase in average prepayment speeds during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as well as a 7.8% increase in our average servicing portfolio. Prepayment speeds did not significantly slow until May/June 2015.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Contractual servicing fees	$11,842	$10,399
Late fees	769	391
Loan servicing fees	$12,611	$10,790

Servicing fees as a percentage of average portfolio (annualized)	0.30%	0.28%
Our loan servicing fees increased to $12,611 during the three months ended June 30, 2015 from $10,790 during the three months ended June 30, 2014. The 17% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $16.6 billion during the three months ended June 30, 2015, compared to an average servicing portfolio of $15.4 billion during the three months ended June 30, 2014. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 30 bps for the three months ended June 30, 2015, compared to 28 bps for the three months ended June 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that are government backed loans, which have a higher servicing fee than conventional mortgages.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $918, or 67%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily as a result of increased headcount due to growth in our servicing portfolio and the increased age of the portfolio, which increases delinquencies and defaults on the portfolio. In addition, the shift toward more government insured origination volume may require more specialized servicing expertise. Headcount related to our Servicing segment increased from 66 employees at June 30, 2014 to 100 employees at June 30, 2015, as we continue to add support staff in the quality control and default management areas.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $492, or 143%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily as a result of increased expenses attributable to our growth, such as those related to foreclosed properties and the increased quality control and printing of statements required to service the loans.

Interest Expense

Interest expense related to our Servicing segment increased $1,602 during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to interest associated with our MSRs secured borrowings entered into during June and December of 2014, as well as increased loans paid off by customers during the period, for which we are responsible for remitting to the investors the interest accrued between the payoff date and month end.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $85, or 20%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily as a result of increased expenses attributable to our servicing portfolio growth and the related increase in staffing. We anticipate continued increases in information technology costs to support our strategic growth of the Servicing segment.
Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $355 and a loss before income taxes of $227 during the three months ended June 30, 2015 and 2014, respectively. The income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary increased to $0.9 billion during the three months ended June 30, 2015 from $0.4 billion during the three months ended June 30, 2014. The loss in the prior period is due to the increased expenses associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate the revenues we are seeing in the current period. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $1,436 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to overall lending activity growth. The following details the increases in total revenues:

•	Our loan origination and other loan fees during the three months ended June 30, 2015 increased $134, compared to the comparable period in 2014, due to higher origination volume, as discussed above.

•
The increase in interest and other income was primarily a result of the increase in warehouse loan originations funded during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment increased $854 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to our overall lending activity growth and directly allocating headcount to support the growth of the business. The following details the increases in total expenses:

•	Salaries, commissions and benefits increased $162. Headcount related to our Financing segment increased to 25 employees at June 30, 2015 from 11 employees at June 30, 2014.

•	The interest expense of $657 is attributable to our Financing segment is related to the utilization of our NMF line with Merchants Bancorp, entered into on April 15, 2014.
Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Our consolidated results of operations for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Gains on mortgage loans held for sale, net	$104,175	$75,179	$28,996	39%
Losses on sale of mortgage servicing rights	(2,869)	—	(2,869)	100%
Changes in mortgage servicing rights valuation	(3,568)	(18,644)	15,076	(81)%
Payoffs and principal amortization of mortgage servicing rights	(25,088)	(7,378)	(17,710)	240%
Loan origination and other loan fees	14,068	11,808	2,260	19%
Loan servicing fees	26,950	19,965	6,985	35%
Interest and other income	18,094	14,994	3,100	21%
Total revenues	131,762	95,924	35,838	37%

Salaries, commissions and benefits	80,867	68,563	12,304	18%
General and administrative	18,015	17,647	368	2%
Interest expense	16,704	10,075	6,629	66%
Occupancy, equipment and communications	11,794	8,904	2,890	32%
Provision for mortgage repurchases and indemnifications - change in estimate	523	904	(381)	(42)%
Depreciation and amortization expense	3,627	2,276	1,351	59%
Total expenses	131,530	108,369	23,161	21%

Income (loss) before income tax expense (benefit)	232	(12,445)	12,677	(102)%
Income tax expense (benefit)	217	(4,829)	5,046	(104)%
Net income (loss)	$15	$(7,616)	$7,631	(100)%

Weighted average diluted shares outstanding (in thousands)	25,781	25,769	12	—%

Diluted EPS (LPS)	$—	$(0.30)	$0.30	(100)%

Revenues
During the six months ended June 30, 2015, total revenues increased $35,838, or 37%, as compared to the six months ended June 30, 2014. The increase in revenues resulted from increases in gains on mortgage loans held for sale, net, the fair value of our MSRs, loan servicing fees, interest and other income and loan origination fees, offset by increased loan payoffs and principal amortization of MSRs and a loss on sale of mortgage servicing rights.
Our gains on mortgage loans held for sale, net during the six months ended June 30, 2015 increased $28,996, or 39%, as compared to the six months ended June 30, 2014, primarily due to the 10% increase in our originations volume and shifts in our product and channel mix. Our gains on mortgage loans held for sale, net during the six months ended June 30, 2015 were 166 basis points of loan originations compared to 131 basis points for the comparable period in 2014. The increase in basis point gain on sale was due primarily to an increase in our government insured loan production, our retail channel originations and a decrease in our correspondent originations, as further discussed in the Segment Results section. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated through our other channels.
The increase in the fair value of our MSRs was driven primarily by the increase in market interest rates as well as the steepening of the yield curve during May and June 2015. Increasing interest rates generally result in increased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to decrease (mortgage loans prepay slower) and a steepening yield curve increases the expected value of interest and other income from the escrow balances we maintain.
The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $17.6 billion during the six months ended June 30, 2015, compared to an average servicing portfolio of $14.3 during the six months ended June 30, 2014. The increase in our average servicing portfolio was the result of our increase in originations volume, partially offset by our sales of MSRs in the second half of 2014 and year to date 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for the six months ended June 30, 2015, compared to 28 bps for the six months ended June 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that is government-backed loans, which have a higher servicing fee than conventional mortgages.
The increase in interest and other income was primarily a result of the 10% increase in mortgage loan originations during the six months ended June 30, 2015 compared to June 30, 2014, as there is a direct correlation between interest and other income and mortgage loan origination activity. Additionally, government insured loans carry a higher average coupon rate, so we would expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination. The average coupon rate was 4.02% at June 30, 2015 compared to 3.99% at June 30, 2014.
Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as well as higher margins achieved by shifting our loan portfolio mix to increase government insured loans and originations made in the retail channel.
The increase in payoffs and principal amortization of our MSRs was also driven primarily by the decrease in market interest rates during the first part of the six months ended June 30, 2015, as well as the higher refinancing activity discussed in the Recent Industry Trends and Our Outlook section.
The losses on sale of mortgage servicing rights primarily relates to our second quarter sale of GNMA MSRs and the change in fair value of the underlying MSRs assets from the time of the transaction bid to the date of derecognition. The loss was driven by the estimated prepayment protection provision, given the fact that this GNMA pool consisted of mortgage loans with higher average mortgage rates.
Expenses

Total expenses increased $23,161 or 21% for the six months ended June 30, 2015, compared to the same period ended June 30, 2014. Total expenses have increased due to 1) a 10% increase in total originations and the related costs associated with higher originations; 2) a strategic change in mix of originations to retail and wholesale, which are higher cost origination channels with higher revenue as compared to our correspondent channel; 3) a 23.4% increase in our average servicing portfolio and the related costs during the six months ended June 30, 2015, compared to the same period ended June 30, 2014, including increased specialized servicing expertise required to manage a strategic change in mix towards government-insured loans and the increased age of our servicing, which increases delinquencies and defaults; and 4) higher regulatory compliance costs.

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

Salaries, commissions and benefits expense increased $12,304, or 18%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in all our segments. Our total headcount increased from 1,256 employees at June 30, 2014 to 1,349 employees at June 30, 2015.

Interest expense increased $6,629, or 66%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with increased borrowings related to financing our MSRs portfolio in the current period. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Occupancy, equipment and communication expenses increased $2,890, or 32%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our retail expansion increased the number of mortgage loan branches from 69 at June 30, 2014 to 115 at June 30, 2015. We do not expect the same level of growth in occupancy levels in future periods. However, we expect to see increases in information technology costs to support our strategic growth, both in the operations and corporate support areas. We expect expenses will continue to grow, as we invest in additional infrastructure to manage our growth and to increase automation within our core and corporate support systems.

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for actual or estimated losses with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $381, or 42%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. As our loan originations increased throughout 2014 and the first half of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.

We reported income tax expense of $217 and an income tax benefit of $4,829 for the six months ended June 30, 2015 and 2014, respectively, with an effective tax rate of 93.5% and 38.8%, respectively. The increase in the effective tax rate was primarily due to our pre-tax income position for the six months ended June 30, 2015, compared to the pre-tax loss position for the six months ended June 30, 2014. Additionally, while the tax effect of our permanent differences have remained consistent, they result in a higher effective tax rate impact given our pre-tax income position for the six months ended June 30, 2015.

Segment Results

	Six Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$104,126	$—	$—	$49	$104,175
Losses on sale of mortgage servicing rights	—	(2,869)	—	—	(2,869)
Changes in mortgage servicing rights valuation	—	(3,568)	—	—	(3,568)
Payoffs and principal amortization of mortgage servicing rights	—	(25,088)	—	—	(25,088)
Loan origination and other loan fees	13,491	—	577	—	14,068
Loan servicing fees	—	26,950	—	—	26,950
Interest and other income	14,564	—	3,428	102	18,094
Total revenues	132,181	(4,575)	4,005	151	131,762

Expenses
Salaries, commissions and benefits	60,902	4,401	1,093	14,471	80,867
General and administrative	8,139	1,278	308	8,290	18,015
Interest expense	10,485	4,305	1,660	254	16,704
Occupancy, equipment and communication	7,191	987	119	3,497	11,794
Provision for mortgage repurchases and indemnifications	523	—	—	—	523
Depreciation and amortization	2,507	198	203	719	3,627
Corporate allocations	13,284	1,840	152	(15,276)	—
Total expenses	103,031	13,009	3,535	11,955	131,530
Income (loss) before taxes	$29,150	$(17,584)	$470	$(11,804)	$232

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Six Months Ended June 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$75,164	$—	$—	$15	$75,179
Changes in mortgage servicing rights valuation	—	(18,644)	—	—	(18,644)
Payoffs and principal amortization of mortgage servicing rights	—	(7,378)	—	—	(7,378)
Loan origination and other loan fees	11,628	—	231	(51)	11,808
Loan servicing fees	—	19,965	—	—	19,965
Interest and other income	14,508	—	816	(330)	14,994
Total revenues	101,300	(6,057)	1,047	(366)	95,924

Expenses
Salaries, commissions and benefits	53,591	2,580	788	11,604	68,563
General and administrative	6,195	681	273	10,498	17,647
Interest expense	10,032	258	—	(215)	10,075
Occupancy, equipment and communication	4,988	805	97	3,014	8,904
Provision for mortgage repurchases and indemnifications	904	—	—	—	904
Depreciation and amortization	462	11	183	1,620	2,276
Corporate allocations	12,917	1,558	65	(14,540)	—
Total expenses	89,089	5,893	1,406	11,981	108,369
Income (loss) before taxes	$12,211	$(11,950)	$(359)	$(12,347)	$(12,445)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $29,150 and $12,211 during the six months ended June 30, 2015 and 2014, respectively. This increase was the result of mortgage loan originations increasing 10% period over period and higher revenue margins from a strategic change in mix of originations to retail and wholesale, offset by increased costs associated with higher originations, such as increased commissions and incentive compensation, an increased number of branch locations and other costs associated with managing growth of our retail channel and other regulatory costs. In addition, we incurred $9,593 in non-routine expenses in the first quarter of 2014 related to guarantees and other compensation expense prior to the period of meaningful origination production.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the six months ended June 30, 2015 increased $28,962, or 39%, as compared to the six months ended June 30, 2014 primarily due to the 10% increase in our originations volume. Our gains on mortgage loans held for sale, net during the six months ended June 30, 2015 were 166 bps of loan originations compared to 131 bps for the comparable period in 2014. The increased gain on sale in basis points was due primarily to an increase in our government insured loans and in our retail originations as seen in the tables below. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated in other channels. Gains on mortgage loans held for sale, net consisted of the following for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$20,611	33	$(784)	(1)	$21,395
Capitalized servicing rights	80,979	129	71,395	125	9,584
Economic hedge results	13,796	22	15,857	27	(2,061)
Provision for repurchases	(1,696)	(3)	(1,096)	(2)	(600)
Direct loan origination costs[1]	(9,515)	(15)	(10,193)	(18)	678
Gains on mortgage loans held for sale, net	$104,175	166	$75,179	131	$28,996

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

Material components presented in gains on mortgage loans held for sale, net are listed below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the six months ended June 30, 2015, compared to the comparable period in 2014, was primarily due to the increase in our loan origination volume, as well as the mix shift toward more retail and government production. These increases were partially offset by increases in the cost basis in acquiring/producing the higher loan volume.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e. upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The increase in our capitalized servicing rights component for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, relates to the increase in our loan origination volume and an increase in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. An increase in loan origination volume results in a higher level of MSRs asset creation. The rate at which we capitalize these servicing rights increased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC, GNMA) for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The decrease in our economic hedge results for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily relates to the decrease attributed to the net volume change period over period of interest rate lock commitments and loans held for sale.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. The increase in our provision for repurchase/indemnification obligation for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, relates to the 19% increase in loan sales period over period and an increase in the rate at which we reserve upon loan sale

Direct loan origination costs - Stonegate offsets its gains/losses on mortgage loans held for sale, as described by the various categories above, with certain direct loan origination costs. These direct costs primarily relate to the following two circumstances:

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

The decrease in direct loan origination costs for the for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, relates to our shift towards loans originated in our retail channel, which generate higher revenue margins, and a change in FNMA fee structure in the current period.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the six months ended June 30, 2015 increased $1,863, or 16%, compared to the comparable period in 2014, due to higher origination volume and a higher mix of government insured loans, which have higher fees than conventional mortgages, and an increase in retail originations, driven by Stonegate Direct, which also have higher fees than correspondent originations. Our loan origination and other loan fees as a percentage of total originations were 21 bps and 20 bps for the six months ended June 30, 2015 and 2014, respectively. The following table illustrates mortgage loan originations by type for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	$	% Total	$	% Total
Conventional	$2,682,247	43%	$3,306,267	58%
Government insured	3,277,756	52%	2,338,841	41%
Non-agency/Other	318,155	5%	84,202	1%
Total mortgage loan originations	$6,278,158	100%	$5,729,310	100%

The following is a summary of mortgage loan origination volume by channel for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015			2014
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	5,968	$1,349,129	21%	3,290	$730,579	13%
Wholesale	4,954	1,430,494	23%	5,065	1,152,059	20%
Correspondent	15,830	3,498,535	56%	19,367	3,846,672	67%
Total mortgage loan originations	26,752	$6,278,158	100%	27,722	$5,729,310	100%
The increased volume in the retail channel during the six months ended June 30, 2015 is reflective of our strategy to grow this channel's origination volume. We believe the retail channel offers us a lower cost basis of generating MSRs due to the higher cash gain on sale and fee income. Our Stonegate Direct division continues to grow, as we believe our customers have a growing demand for online business.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$4,097	$6,372	$7,371	$56,904	$5,076	$79,820	1%
620-680	87,200	160,827	192,852	1,063,070	31,847	1,535,796	25%
681-719	132,742	231,345	204,585	775,618	37,433	1,381,723	22%
>719	792,987	1,037,152	425,701	964,167	60,812	3,280,819	52%
Total mortgage loan originations	$1,017,026	$1,435,696	$830,509	$2,859,759	$135,168	$6,278,158	100%
% Total	16%	23%	13%	46%	2%	100%

	Six Months Ended June 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$864	$1,369	$1,642	$8,068	$892	$12,835	—%
620-680	109,715	205,365	149,402	889,665	16,331	1,370,478	24%
681-719	172,326	285,860	157,901	666,181	11,722	1,293,990	23%
>719	597,871	1,049,990	381,081	1,005,237	17,828	3,052,007	53%
Total mortgage loan originations	$880,776	$1,542,584	$690,026	$2,569,151	$46,773	$5,729,310	100%
% Total	15%	27%	12%	45%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment increased $56 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in interest and other income was primarily a result of an increase in mortgage loan originations, partially offset by lower average coupon rates, during the six months ended June 30, 2015 as compared to June 30, 2014, as there is a direct correlation between interest and other income and mortgage loan origination. The average coupon rate was 3.75% during the six months ended June 30, 2015 compared to 4.04% during the six months ended June 30, 2014. Additionally, government insured loans carry a higher average coupon rate, so we would expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $7,311, or 14%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of increasing revenue-producing positions during the latter half of 2014, resulting in higher commissions and other incentive compensation. Headcount related to our Originations segment increased from 456 employees at June 30, 2014 to 982 employees at June 30, 2015.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $1,944, or 31%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due primarily to our originations volume growth. We have experienced an increase in professional fees, marketing expenses, travel-related expenses and regulatory expenses, as we continue to manage our origination growth. We expect that general and administrative costs will continue to grow in future quarters, but at a slower pace than our origination growth, as we are able to leverage many of the fixed costs that are included in this category of expenses.

Interest Expense

Interest expense related to our Originations segment increased $453, or 5%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period. We expect that interest expense will move in direct correlation to changes in our origination trends and borrowings in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $2,203, or 44%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our retail expansion during 2014 increased the number of mortgage loan branches from 69 at June 30, 2014 to 115 at June 30, 2015. We do not expect the same level of growth in occupancy levels in future periods. However, we expect to see continued increases in information technology costs related to our core origination systems to support our strategic growth and to ensure that the appropriate regulatory changes are reflected within our core systems.

Provision for Mortgage Repurchases and Indemnification - Change in Estimate

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $381, or 42%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. As our loan originations increased throughout 2014 and the first quarter of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $2,045, or 443%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.

Servicing

The Servicing segment incurred a loss before taxes of $17,584 and $11,950 during the six months ended June 30, 2015 and 2014, respectively, due primarily to increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period. This increase in principal runoff was due to the lower interest rate environment present throughout the six months ended June 30, 2015, during which refinance activity and prepayment speeds increased. This increase in MSRs amortization was partially offset by the change in our MSRs valuation as discussed below.

The following is a summary of certain metrics specific to the Servicing segment for the six months ended June 30, 2015 and 2014:

	As of June 30,
	2015	2014
Servicing Portfolio UPB	$17,244,304	16,739,463
Number of Loans Serviced (units)	91,934	90,503
Weighted Average Coupon	4.02%	3.99%
Weighted Average Age (in months)	13	12
90+ day Delinquency Rate	0.62%	0.50%
Weighted Average FICO score	718	736
Weighted Average Servicing Fee (in basis points)	30	28
Capitalized Loan Servicing Portfolio	$209,343	$217,493
Capitalized Servicing Rate	1.21%	1.3%
Capitalized Servicing Multiple	4.08	4.71

	Six Months Ended June 30,
	2015	2014
Gross Constant Prepayment Rate[1]	23.25%	5.37%
Adjusted Constant Prepayment Rate[2]	17.87%	4.86%
Average Total Loan Servicing Portfolio	$17,613,034	$14,273,366
Average Capitalized Loan Servicing Portfolio	$190,492	$192,141
Payoffs and Principal Curtailments of Capitalized Portfolio	$2,319,299	$386,202
Sales of Capitalized Portfolio	$4,556,268	$—

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

Losses on Sale of Mortgage Servicing Rights

The losses on sale of mortgage servicing rights primarily relates to our sale of GNMA MSRs and the change in fair value of the underlying MSRs assets from the time of the transaction bid to the date of derecognition. The characteristics of this loan pool did not represent the characteristics of our MSRs portfolio as a whole. The pool had no FNMA or FHLMC MSRs, had average mortgage interest rates that were different than current mortgage rates, and had a different historical performance than our overall portfolio. The transaction also includes an estimate for a prepayment protection provision and, given the fact that this GNMA pool consisted of mortgage loans with higher average mortgage rates, this estimate represents a significant portion of the transaction. We will perform temporary sub-servicing activities with respect to the underlying loans through the established transfer date, targeted for the third quarter of 2015, for a fee. We will continue to purchase or sell our MSRs to take advantage of opportunistic market conditions as they become available to us.

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the six months ended June 30, 2015 was driven primarily by the decrease in market interest rates and flattening of the yield curve during the first part of the six-month period ended June 30, 2015. The impact was to a lesser extent when compared to the decrease in MSRs balance for the six months ended June 30, 2014, as market interest rates began to rise and the yield curve began to steepen during the latter part of the six month period ended June 30, 2015. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the six months ended June 30, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2014 and, at June 30, 2015, mortgage rates were higher than they were at December 31, 2014. The combination of these factors decreased current prepayment estimates and prepayment estimates in the interest rate shifts. The same was true for the six months ended June 30, 2014, but to a greater extent. Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the six months ended June 30, 2015, this amount decreased the value of our MSRs by $25,088, compared to $7,378 during the six months ended June 30, 2014. The increase in run-off and paid off loans correlates with a 58% increase in average prepayment speeds during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as well as a 23.4% increase in our average servicing portfolio.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Contractual servicing fees	$25,370	$19,165
Late fees	1,580	800
Loan servicing fees	$26,950	$19,965

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.28%
Our loan servicing fees increased to $26,950 during the six months ended June 30, 2015 from $19,965 during the six months ended June 30, 2014. The 35% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of 17.6 billion during the six months ended June 30, 2015, compared to an average servicing portfolio of $14.3 during the six months ended June 30, 2014. Our loan servicing fees, as an annualized percentage of our average servicing portfolio, were 31 bps for the six months ended June 30, 2015, compared to 28 bps for the six months ended June 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that are government backed loans, which have a higher servicing fee than conventional mortgages.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $1,821, or 71%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily as a result of increased headcount due to growth in our servicing portfolio and the increased age of the portfolio, which increases delinquencies and defaults on the portfolio. In addition, the shift toward more government insured origination volume may require more specialized servicing expertise. Headcount related to our Servicing segment increased from 66 employees at June 30, 2014 to 100 employees at June 30, 2015, as we continue to add support staff in the quality control and default management areas.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $597, or 88%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily as a result of increased expenses attributable to our growth, such as those related to increased foreclosure-related expenses, professional fees, printing of statements and quality control required to service the loans.

Interest Expense

Interest expense related to our Servicing segment increased $4,047 during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to interest associated with our MSRs secured borrowings entered into during June and December of 2014, as well as increased loans paid off by customers during the period, for which we are responsible for remitting to the investors interest accrued between the payoff date and month end.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $182, or 23%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily as a result of increased expenses attributable to our servicing portfolio growth and the related increase in staffing. We anticipate continued increases in information technology costs to support our strategic growth of the Servicing segment.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $187 during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily as a result of amortization of software attributable to our increased investment in information technology to support our servicing portfolio growth and the related increase in staffing.
Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $470 and a loss before income taxes of $359 during the six months ended June 30, 2015 and 2014, respectively. The income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $1.5 billion during the six months ended June 30, 2015 from $0.7 billion during the six months ended June 30, 2014. The loss in the prior period is due to the increased expenses associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate the revenues we are seeing in the current period. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $2,958 during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to our overall lending activity growth. The following details the increases in total revenues:

•	Our loan origination and other loan fees during the six months ended June 30, 2015 increased $346, compared to the comparable period in 2014, due to higher origination volume, as discussed above.

•
The increase in interest and other income was primarily a result of the increase in warehouse loan originations funded during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment increased $2,129 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to our overall lending activity growth and directly allocating headcount to support the growth of the business. The following details the increases in total expenses:

•	Salaries, commissions and benefits increased $305. Headcount related to our Financing segment increased to 25 employees at June 30, 2015 from 11 employees at June 30, 2014.

•	The interest expense of $1,660 attributable to our Financing segment is related to the utilization of our NMF line with Merchants Bancorp, entered into on April 15, 2014.
Regulation

Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how residential mortgage loan originators and servicers conduct business and has increased their regulatory compliance costs. In particular, on August 1, 2014 the CFPB promulgated the TILA-RESPA Integrated Disclosure rule that integrates the mortgage loan disclosures required under TILA and sections 4 and 5 of RESPA. The TILA-RESPA Integrated Disclosure rule contains new requirements and two new disclosure forms that borrowers will receive in the process of applying for and consummating a mortgage loan. The implementation of these new forms and related requirements has necessitated significant operational and technological changes for the entire mortgage origination industry, and for our mortgage origination business in particular. On July 21, 2015, the CFPB issued a final rule moving the effective date for the TILA-RESPA Integrated Disclosure rule from August 1, 2015 to October 3, 2015.

For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulation” and “Risk Factors” sections of our 2014 Annual Report on Form 10-K.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for goodwill and intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to

our audited consolidated financial statements as of and for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K.
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

On April 23, 2015, we, through our NattyMac subsidiary, entered into a Participation Agreement with Citizens Bank & Trust Company ("Citizens"), in which we will sell 100% participation interests in certain of our warehouse lines of credit in an amount not to exceed $100,000 and on an individual warehouse lender basis not to exceed $7,500. There was no activity during the three or six months ended June 30, 2015. The Citizens arrangement is designed to provide additional liquidity to the Company for its warehouse lines of credit ("WLOC"s) originated by NattyMac.

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
Cash Flows
Our unrestricted cash balance increased from $45,382 as of December 31, 2014 to $48,538 as of June 30, 2015. The following discussion summarizes the changes in our unrestricted cash balance for the six months ended June 30, 2015 and 2014:
Operating Activities
Our operating activities used $35,753 and $544,691 of cash flow for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash used in operating activities was primarily due to the fact we sold our loans at a faster rate than the prior period. Additionally, we continue to experience negative operating cash flows due to the cash investment in the creation of MSRs assets and the related increases in our loan inventory and locked loan pipeline, and this will continue in the future as we grow originations to increase the loan servicing portfolio. These negative operating cash flows will be offset by increases and improvements in the efficiency of borrowings against our assets and by the periodic sale of servicing. As servicing fees collected from borrowers increase as the servicing portfolio grows, the operating cash flows are expected to increase.

Investing Activities
Our investing activities provided $31,943 of cash flow for the six months ended June 30, 2015 and used $13,572 of cash flow for the same period in the prior year. The increase in cash provided by investing activities was primarily due to the proceeds received from the sale of nearly $4.6 billion of MSRs in the current period to unrelated third parties in two separate transactions and our investment in the subordinated debt of Merchants Bancorp entered into during the second quarter of 2014 in order to facilitate the financing of WLOCs in our Financing segment. This increase was partially offset by purchases of property and equipment.
Financing Activities
Our financing activities provided $6,966 and $540,309 of cash flow for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash provided by financing activities was primarily due to the timing of borrowings versus repayments under our various mortgage funding arrangements. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.

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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of June 30, 2015, approximately $536,455, or 46%, of our total $1,162,585 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 54% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.61%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of June 30, 2015. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended June 30, 2015.
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
We used June 30, 2015 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the cannels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of June 30, 2015 and December 31, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
June 30, 2015	$(3,460)	$(302)
December 31, 2014	(2,341)	551
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have an MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of June 30, 2015, refer to Note 9, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended June 30, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2014 and, at June 30, 2015, mortgage rates were lower than they were at December 31, 2014. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of June 30, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
June 30, 2015	$(84,991)	$(37,480)	$(17,545)	$15,606	$29,393	$50,834
December 31, 2014	(95,045)	(48,810)	(23,505)	20,225	37,764	67,609
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
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2015, see the “Litigation” section of Note 13, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties which may have a material adverse effect on our business, financial condition and results of operations, as discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 6, 2015.
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

Stonegate Mortgage Corporation
Registrant

Date: August 6, 2015	By:	/S/ Robert B. Eastep
Robert B. Eastep
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

4.2	Form of Indenture (incorporated by reference to Exhibit 4.5 of Stonegate Mortgage Corporation S-3 filed January 14, 2015 (File No. 001-201507))

10.1*	Participation Agreement, dated April 23, 2015, by and between Citizens Bank and Trust Company and Stonegate Mortgage Corporation

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith