Form 10-Q
period 2015-09-30
STONEGATE MORTGAGE CORP
filed 2015-11-05
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 2, 2015
Common Stock, $0.01 par value	25,784,456 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2015

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$40,527	$45,382
Restricted cash	42,180	4,482
Mortgage loans held for sale, at fair value	838,854	1,048,347
Servicing advances	10,015	11,193
Derivative assets	20,678	12,560
Mortgage servicing rights, at fair value	201,661	204,216
Property and equipment, net	23,794	17,047
Loans eligible for repurchase from GNMA	100,052	109,397
Warehouse lending receivables	139,117	85,431
Goodwill and other intangible assets, net	7,024	7,390
Subordinated loan receivable	30,000	30,000
Other assets	26,776	21,106
Total assets	$1,480,678	$1,596,551

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	525,884	592,798
Secured borrowings - mortgage servicing rights	86,558	75,970
Secured borrowings - eligible GNMA loan repurchases	35,017	—
Mortgage repurchase borrowings	395,002	472,045
Warehouse lines of credit	988	1,374
Operating lines of credit	8,000	2,000
Accounts payable and accrued expenses	38,516	28,350
Derivative liabilities	14,797	9,044
Reserve for mortgage repurchases and indemnifications	5,286	4,967
Contingent earn-out liabilities	1,496	3,005
Liability for loans eligible for repurchase from GNMA	100,052	109,397
Deferred income tax liabilities, net	1,349	11,831
Other liabilities	6,902	5,695
Total liabilities	$1,219,847	$1,316,476

Commitments and contingencies - Note 15

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued and outstanding: 25,784,456 and 25,780,973	264	264
Additional paid-in capital	270,628	267,083
Retained earnings	(10,061)	12,728
Total stockholders’ equity	260,831	280,075

Total liabilities and stockholders’ equity	$1,480,678	$1,596,551

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Gains on mortgage loans held for sale, net	$40,290	$44,031	$144,465	$119,303
Changes in mortgage servicing rights valuation	(28,088)	(4,796)	(34,525)	(23,439)
Payoffs and principal amortization of mortgage servicing rights	(9,215)	(6,941)	(34,303)	(14,319)
Loan origination and other loan fees	7,999	7,752	22,067	19,560
Loan servicing fees	14,051	12,350	41,001	32,315
Interest and other income	9,867	10,658	27,961	25,652
Total revenues	34,904	63,054	166,666	159,072

Expenses
Salaries, commissions and benefits	40,605	37,644	121,502	106,206
General and administrative expense	11,101	9,044	29,086	26,691
Interest expense	7,957	7,984	24,661	18,153
Occupancy, equipment and communication	5,834	4,540	17,628	13,444
Provision for mortgage repurchases and indemnifications - change in estimate	66	801	589	1,706
Depreciation and amortization expense	2,841	1,395	6,468	3,671
Total expenses	68,404	61,408	199,934	169,871

(Loss) income before income tax (benefit) expense	(33,500)	1,646	(33,268)	(10,799)
Income tax (benefit) expense	(10,696)	3,325	(10,479)	(1,504)
Net loss attributable to common stockholders	(22,804)	(1,679)	(22,789)	(9,295)

Loss per share
Basic	$(0.88)	$(0.07)	$(0.88)	$(0.36)
Diluted	$(0.88)	$(0.07)	$(0.88)	$(0.36)

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	25,769	$264	$—	$263,830	$43,407	$307,501
Net loss	—	—	—	—	—	—	(9,295)	(9,295)
Stock-based compensation expense	—	—	—	—	—	2,555	—	2,555
Balance at September 30, 2014	—	$—	25,769	$264	$—	$266,385	$34,112	$300,761

Balance at December 31, 2014	—	$—	25,781	$264	$—	$267,083	$12,728	$280,075
Net loss	—	—	—	—	—	—	(22,789)	(22,789)
Stock-based compensation expense	—	—	—	—	—	3,545	—	3,545
Issuance of common stock	—	—	3	—	—	—	—	—
Balance at September 30, 2015	—	$—	25,784	264	$—	270,628	(10,061)	260,831

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(22,789)	$(9,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,468	3,671
Losses on disposal and impairment of long lived assets	1,511	222
Gains on mortgage loans held for sale, net	(121,904)	(119,303)
Changes in mortgage servicing rights valuation	34,525	23,439
Payoffs and principal amortization of mortgage servicing rights	34,303	14,319
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	589	1,706
Stock-based compensation expense	3,545	2,555
Deferred income tax expense	(10,479)	(1,504)
Change in fair value of contingent earn-out liabilities	36	(217)
Payments of contingent earn-out liabilities in excess of original fair value estimate	(406)	—
Proceeds from sales and principal payments of mortgage loans held for sale	11,043,439	8,812,481
Originations and purchases of mortgage loans held for sale	(10,800,239)	(9,266,719)
Repurchases and indemnifications of previously sold loans	(41,169)	(13,521)
Changes in operating assets and liabilities:
Restricted cash	(37,698)	(320)
Servicing advances	1,178	(1,015)
Warehouse lending receivables	(53,686)	(47,742)
Other assets	(2,601)	(2,007)
Accounts payable and accrued expenses	7,800	3,425
Other liabilities	1,207	—
Due to related parties	—	(608)
Net cash provided by (used in) operating activities	43,630	(600,433)
Investing activities
Net proceeds from sale of mortgage servicing rights	58,891	21,541
Subordinated loan receivable	—	(29,428)
Purchases of property and equipment	(11,039)	(5,067)
Capitalized long-lived assets	(1,858)	—
Purchases in a business combination, net of cash acquired	—	(258)
Purchase of mortgage servicing rights	(86)	(1,811)
Net cash provided by (used in) investing activities	45,908	(15,023)
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	28,342,728	29,760,288
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(28,445,867)	(29,127,592)
Proceeds from borrowings under mortgage funding arrangements - MSRs	20,500	—
Repayments of borrowings under mortgage funding arrangements - MSRs	(9,911)	—
Payments of contingent earn-out liabilities not exceeding original fair value estimate	(1,139)	(450)
Payments of debt issuance costs	(704)	(1,146)
Net cash (used in) provided by financing activities	(94,393)	631,100

Change in cash and cash equivalents	(4,855)	15,644
Cash and cash equivalents at beginning of period	45,382	43,104
Cash and cash equivalents at end of period	$40,527	$58,748

Supplemental Cash Flow Information:
Cash paid for interest	$25,191	$17,376
Cash paid for taxes	$589	$66

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
September 30, 2015
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

The Company is a leading, non-bank mortgage company focused on originating, financing, and servicing U.S. residential mortgage loans that operates as an intermediary between residential mortgage borrowers and the ultimate investors of these mortgages. The Company’s integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a retail branch network, a direct to consumer call center and a network of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks and credit unions). The Company predominantly sells mortgage loans to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), financial institution secondary market investors and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”) as pools of mortgage backed securities (“MBS”). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"), for which the Company may perform servicing of U.S. residential mortgage loans. The Company also provides warehouse financing through its NattyMac, LLC subsidiary to third party correspondent lenders. The Company’s principal sources of revenue include (i) gains on sales of mortgage loans from loan securitizations and whole loan sales and fee income from originations, (ii) fee income from loan servicing, and (iii) fee and net interest and other income from its financing facilities and warehouse lending business. The Company operates in three segments: Originations, Servicing and Financing. This determination is based on the Company’s current organizational structure, which reflects the manner in which the chief operating decision maker evaluates the performance of the business.

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2014, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 included in its 2014 Annual Report on Form 10-K.

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

Recent Accounting Developments:

ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" was issued in August 2015. This update extends the effective date of ASU 2014-09 by one year. The new guidance will be effective for the Company beginning on January 1, 2018. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

ASU No. 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" was issued in September 2015. This update requires that an acquirer 1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, 2) record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date, and 3) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

3. Loss Per Share

The following is a reconciliation of net loss attributable to common stockholders and a table summarizing the basic and diluted loss per share calculations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss:
Net loss attributable to common stockholders	$(22,804)	$(1,679)	$(22,789)	$(9,295)

Weighted average shares outstanding (in thousands):
Denominator for basic loss per share – weighted average common shares outstanding	25,782	25,769	25,782	25,769
Effect of dilutive shares—employee and director stock options, restricted stock units, warrants and convertible preferred stock	—	—	—	—
Denominator for diluted loss per share	25,782	25,769	25,782	25,769

Loss per share:
Basic	$(0.88)	$(0.07)	$(0.88)	$(0.36)
Diluted	$(0.88)	$(0.07)	$(0.88)	$(0.36)

During the three and nine months ended September 30, 2015, weighted average shares of 1,556 and 1,558, respectively, were excluded from the denominator for diluted loss per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive. During the three and nine months ended September 30, 2014, weighted average shares of 1,780 and 1,838, respectively, were excluded from the denominator for diluted loss per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

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

The excess of the aggregate consideration transferred over the fair value of the identified net assets acquired resulted in tax-deductible goodwill of $627 at the time of acquisition. Goodwill recognized from the acquisition of Medallion primarily relates to the expected future growth of Medallion's business. Based on certain qualitative and quantitative assessments, the Company has noted no circumstances which would result in any impairment of this amount as of September 30, 2015.
As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a contingent consideration, which payment is contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earn-out"). If such goals are met by Medallion, the Company will pay the seller two annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earn-out is uncapped in amount. The fair value of the earn-out was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earn-out period, (ii) an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. The first of the two potential earn-out payments was determined to be $200 and was paid in April 2015. As of September 30, 2015, the Company estimated the fair value of the remaining earn-out to be approximately $180.

5. Long-lived Assets Held for Sale and Disposed of Other Than by Sale

On October 5, 2015, the Company entered into a definitive agreement with an unrelated third party to sell certain assets associated with several retail branches within its Originations segment, which closed on October 29, 2015. This sale consisted primarily of property and equipment and security deposits related to these branches. The total related assets, approximating $443 at both September 30, 2015 and December 31, 2014, have been classified as held for sale as of September 30, 2015 and are included within "Property and equipment, net" on the Company's consolidated balance sheets, respectively. The Company determined that all criteria for the held for sale classification had been met as of this date. There are no liabilities associated with these assets for the periods presented on the Company's consolidated balance sheets, respectively. In connection with the sale, the Company is entitled to a contingent consideration, which payment is contingent upon the buyer's ability to close mortgage loans in the pipeline but unlocked by the Company prior to the sale date. If such loans are closed by the buyer, the Company will receive from the buyer two annual payments equal to a multiple of this actual total mortgage loan volume of the buyer. Due to the uncertainty regarding the amount and timing of these payments, the Company considers this payment a gain contingency and has not recognized any amounts in its unaudited consolidated financial statements as of September 30, 2015.

Additionally as of September 30, 2015, the Company has decided to dispose of certain other retail branches, or components of it Originations segment, other than by sale. The Company completed the closure of seven of its retail branch locations as of September 30, 2015 and estimates it will close 47 locations in the fourth quarter of 2015. Impairment charges, based on estimated future recoverable amounts related to the associated assets, approximated $1,145 for both the three and nine months ended September 30, 2015. Additionally, the Company incurred early termination contractual charges of $46 and $365 for the three and nine months ended September 30, 2015, respectively. Both the impairment charges and early termination contractual charges are recognized within "General and administrative expenses" on the consolidated statements of operations, respectively. The Company expects to close additional retail branches during the fourth quarter 2015 for which it expects to incur additional impairment, severance, early termination contractual charges and other such expenses. The Company expects to incur up to $2,200 of these expenses beginning in the fourth quarter 2015. Because of these planned disposals, management determined it necessary to perform a goodwill impairment test as of September 30, 2015.  Based on the Company’s analysis, the estimated fair value of the retail reporting unit exceeded its carrying value and no goodwill impairment was recorded.

The Company has determined that the combination of retail branches and their related assets held for sale, along with the seven retail branches closed as of September 30, 2015, did not meet the quantitative thresholds to require presentation and disclosure as discontinued operations. However, the Company expects such thresholds will be met at its fiscal yearend.

6. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of September 30, 2015 and December 31, 2014:

September 30, 2015:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,751,701	Derivative assets/liabilities	$20,414	$(132)

MBS forward sales contracts	2,428,443
MBS forward purchase contracts	826,900
Total MBS forward trades	3,255,343	Derivative assets/liabilities	264	(14,665)
Total derivative financial instruments	$5,007,044		$20,678	$(14,797)

December 31, 2014:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,211,675	Derivative assets/liabilities	$12,300	$(96)

MBS forward sales contracts	1,860,768
MBS forward purchase contracts	457,481
Total MBS forward trades	2,318,249	Derivative assets/liabilities	260	(8,948)
Total derivative financial instruments	$3,529,924		$12,560	$(9,044)

The following summarizes the effect of the Company’s derivative financial instruments and related changes in estimated fair value of mortgage loans held for sale on its consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate lock commitments	$6,538	$(8,558)	$8,079	$12,099
MBS forward trades	(24,829)	14,760	(5,714)	(17,414)
Net derivative gains (losses)	(18,291)	6,202	2,365	(5,315)

Gains (losses) from changes in estimated fair value of mortgage loans held for sale[1]	7,587	(10,209)	(3,385)	16,532

	$(10,704)	$(4,007)	$(1,020)	$11,217

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

The Company has entered into agreements with derivative counterparties, a portion of which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. However, with respect to this portion of its derivatives, the Company presents such amounts on a gross basis as show in the table above. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of September 30, 2015 and December 31, 2014, counterparties held $6,663 and $4,482, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $7,739 and a net credit loss position of $4,562 at September 30, 2015 and December 31, 2014, respectively, to those counterparties. For the nine months ended September 30, 2015 and 2014, the Company incurred no credit losses due to non-performance of any of its counterparties.

7. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Conventional [1]	$314,762	$507,297
Government insured [2]	454,714	444,955
Non-agency/Other	69,378	96,095
Total mortgage loans held for sale, at fair value	$838,854	$1,048,347

1 Conventional includes FNMA and FHLMC mortgage loans, as well as mortgage loans to various housing agencies.
2 Government insured includes GNMA mortgage loans. GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans, as well as mortgage loans to various housing agencies.

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of September 30, 2015, the Company had pledged $782,757 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $56,097 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2014, the Company had pledged $981,015 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $67,332 of mortgage loans held for sale funded with the

Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 12 “Debt” for additional information related to the Company’s outstanding borrowings as of September 30, 2015 and December 31, 2014.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$832,858	$819,537	$1,044,005	$1,025,374
90 or more days delinquent	5,996	6,996	4,342	5,342
Total	$838,854	$826,533	$1,048,347	$1,030,716

8. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, the MSRs are capitalized as an asset, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities. The Company may also purchase MSRs directly from third parties.

The Company’s total mortgage servicing portfolio as of September 30, 2015 and December 31, 2014 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	September 30, 2015	December 31, 2014
FNMA	$5,112,205	$5,797,883
GNMA:
FHA	4,850,133	5,365,627
VA	3,218,178	2,652,678
USDA	856,433	974,501
FHLMC	4,065,604	3,500,321
Other Investors	62,472	45,735
Total mortgage servicing portfolio	$18,165,025	$18,336,745

MSRs balance	$201,661	$204,216

MSRs balance as a percentage of total mortgage servicing portfolio	1.11%	1.11%

A summary of the changes in the balance of MSRs for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$209,343	$217,493	$204,216	$170,294
MSRs originated in connection with loan sales	45,334	45,115	126,459	116,650
MSRs sold and derecognized	(15,700)	(22,044)	(63,128)	(22,044)
Purchased MSRs	—	126	86	1,811
Changes in valuation inputs and assumptions[1]	(28,101)	(5,954)	(31,669)	(24,597)
Actual portfolio runoff (payoffs and principal amortization)	(9,215)	(6,941)	(34,303)	(14,319)
Balance at end of period	$201,661	$227,795	$201,661	$227,795

1 Represents the unrealized portion of the "Changes in mortgage servicing rights valuation" on the Company's consolidated statements of operations The Company realized $13 and $1,158 related to gains on the sale of MSRs for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company realized a loss of $2,856 and a gain of $1,158 related to its MSRs sales, respectively.

On March 31, 2015, the Company completed a sale of MSRs with an underlying unpaid principal balance of $2.7 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs was somewhat geographically focused, had average mortgage interest rates that were different than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs. On April 30, 2015 and September 30, 2015, in separate transactions, the Company completed sales of MSRs with an underlying UPB of $1.9 billion and $1.5 billion, respectively, in GNMA loans to an unrelated party. These pools of MSRs had average mortgage interest rates that were higher than the current GNMA mortgage interest rates and did not include any FNMA or FHLMC MSRs, which have a different historical performance than GNMA MSRs. Thus, the characteristics of each sold pool do not represent the characteristics of the Company’s MSRs portfolio as a whole.

Also on September 30, 2015, the Company entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The sales will occur monthly during the covered period, from September 2015 through December 2015. The first of these four sales was completed on September 30, 2015, with an underlying UPB of $225. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

The Company performs temporary sub-servicing activities with respect to the pools of underlying loans described above through the established loan file transfer dates of each sale for a fee, during which time the Company is entitled to certain other ancillary income amounts. The Company uses the proceeds to reinvest back into newly originated MSRs through its origination platform. Each of these MSRs sale transactions met the criteria for derecognition as of their respective sale dates, allowing for the MSRs assets to be derecognized and a gain or loss to be recorded at the time of derecognition, based on the respective fair values as of the closing dates. The recognized gains or losses were recorded net of direct transaction expenses and estimated protection provisions.

The following table sets forth information related to outstanding loans sold as of September 30, 2015 and December 31, 2014 for which the Company has continuing involvement:

	September 30, 2015	December 31, 2014
Total unpaid principal balance	$18,165,025	$18,336,745
Loans 30-89 days delinquent	$288,886	$379,881
Loans delinquent 90 or more days or in foreclosure [1]	$123,524	$127,751

1 Includes GNMA mortgage loans eligible for repurchase, for which the right to repurchase is recorded in the consolidated balance sheet, which are government-insured, of $100,052 and $109,397, respectively, as of September 30, 2015 and December 31, 2014.

The key weighted average assumptions (or range of assumptions), based on market participant inputs for the industry, used in determining the fair value of the Company’s MSRs as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	14.1%	13.9%
GNMA:
FHA	11.6%	11.2%
VA	9.0%	10.1%
USDA	10.9%	11.8%
FHLMC	12.2%	13.1%
Other Investors	13.0%	12.4%
Cost of servicing (per loan)	$87	$83

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

In addition to the assumptions provided above, the Company uses assumptions for delinquency rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for delinquency rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
FNMA	3.97%	3.93%
GNMA:
FHA	6.47%	6.42%
VA	6.42%	6.31%
USDA	6.44%	6.29%
FHLMC	3.90%	3.80%
Other Investors	6.33%	6.14%

The delinquency rates represent the Company’s estimate of the loans that will eventually enter delinquency over the entire term of the portfolio’s life.  These assumptions affect the future cost to service loans, future revenue earned from the portfolio, and future assumed foreclosure losses.  Because the Company’s portfolio is generally comprised of recent vintages, actual future delinquencies may differ from the Company’s assumptions.

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	% of Average Portfolio	December 31, 2014	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(8,732)	4%	$(8,345)	4%
Impact of discount rate + 2%	$(16,764)	8%	$(16,063)	8%
Impact of discount rate + 3%	$(24,172)	12%	$(23,222)	11%

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,903)	3%	$(5,445)	3%
Impact of prepayment speed * 110%	$(11,574)	6%	$(10,668)	5%
Impact of prepayment speed * 120%	$(22,273)	11%	$(20,508)	10%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,392)	1%	$(1,529)	1%
Impact of cost of servicing * 110%	$(2,784)	1%	$(3,058)	1%
Impact of cost of servicing * 120%	$(5,567)	3%	$(6,116)	3%

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

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of September 30, 2015, the Company had pledged $201,153 in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. As of December 31, 2014, $203,811 in fair value of mortgage servicing rights were pledged as collateral to the Company's secured borrowing arrangements. Refer to Note 12 “Debt” for additional information related to the Company’s outstanding borrowings as of September 30, 2015 and December 31, 2014.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual servicing fees	$13,370	$11,860	$38,740	$31,025
Late fees	681	490	2,261	1,290
Loan servicing fees	$14,051	$12,350	$41,001	$32,315

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.29%	0.46%	0.42%

9. Other Assets

The following summarizes other assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Receivables from servicing sales, interest and loan related payments, net	$17,716	$13,059
Prepaid expenses	5,753	5,109
Real estate owned, net [1]	1,860	1,242
Deposits	1,007	1,340
Miscellaneous	440	356
Total other assets	$26,776	$21,106
1 Real estate owned assets are reflected at their net realizable value.

10. Fair Value Measurements

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$785,847	$53,007	$838,854
Derivative assets (IRLCs)	—	20,414	—	20,414
Derivative assets (MBS forward trades)	—	264	—	264
MSRs	—	—	201,661	201,661
Total assets	$—	$806,525	$254,668	$1,061,193

Liabilities:
Derivative liabilities (IRLCs)	$—	$132	$—	$132
Derivative liabilities (MBS forward trades)	—	14,665	—	14,665
Contingent earn-out liability	—	—	1,496	1,496
Total liabilities	$—	$14,797	$1,496	$16,293

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,048,347	$—	$1,048,347
Derivative assets (IRLCs)	—	12,300	—	12,300
Derivative assets (MBS forward trades)	—	260	—	260
MSRs	—	—	204,216	204,216
Total assets	$—	$1,060,907	$204,216	$1,265,123

Liabilities:
Derivative liabilities (IRLCs)	$—	$96	$—	$96
Derivative liabilities (MBS forward trades)	—	8,948	—	8,948
Contingent earn-out liability	722	—	2,283	3,005
Total liabilities	$722	$9,044	$2,283	$12,049

Mortgage Loans Held for Sale

A reconciliation of the beginning and ending balances of the Company’s mortgage loans held for sale measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$40,788	$—
Changes in fair value recognized in earnings	(964)	(884)
Purchases	15,873	27,757
Sales	(5,618)	(5,618)
Issuances	—	—
Settlements	(4,725)	(9,792)
Transfers into Level 3[1]	7,653	41,544
Transfers out of Level 3	—	—
Balance at end of period	$53,007	$53,007
1 On an ongoing basis, transfers into Level 3 represent mortgage loans held for sale deemed unsaleable in the current period.
MSRs

Refer to Note 8, "Mortgage Servicing Rights", for a reconciliation of the beginning and ending balances during the three and nine months ended September 30, 2015 and 2014. Refer to Note 11, "Transfers and Servicing of Financial Assets" for a discussion of significant observable inputs related to the Company's MSRs and relative ranges of those used in determining their fair value.

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

A reconciliation of the beginning and ending balances of the Company’s contingent earn-out liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,769	$4,184	$3,005	$3,791
Changes in fair value recognized in earnings[1]	3	(75)	36	(217)
Purchases[2]	—	—	—	603
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(276)	(382)	(1,545)	(450)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(1,330)		(1,330)
Balance at end of period	$1,496	$2,397	$1,496	$2,397

1 Recognized in the consolidated statements of operations within “General and administrative expense”.
2 Represents the Company’s acquisition of Medallion during February 2014.

The Company estimated the fair value of its NattyMac earn-out as of September 30, 2015 using the same method as at acquisition date. For the three and nine months ended September 30, 2015, the Company adjusted its earn-out liability for NattyMac by an increase of $23 and $107, respectively, primarily due to the estimated timing of mortgage loan fundings from the NattyMac warehousing business.

The Company estimated the fair value of its Medallion earn-out using forecasted information that it believes approximates the fair value of the liability as of September 30, 2015. For the three and nine months ended September 30, 2015, the Company decreased its earn-out liability for Medallion by $20 and $71, respectively.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, these items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 4, "Business Combinations," we completed our acquisition of Medallion on February 4, 2014. The values of the net assets acquired in the acquisition of Medallion and resulting goodwill were recorded at fair value using Level 3 inputs. Refer to Note 4, "Business Combinations," for further information regarding the methodology and key assumptions used in the acquisition date fair value estimates.

Fair Value of Other Financial Instruments

As of September 30, 2015 and December 31, 2014, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For assets and liabilities that were not recorded at fair value, such as cash, restricted cash, servicing advances, subordinated loan receivable, short-term secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For our long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings.

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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of September 30, 2015 and December 31, 2014, all transfers pursuant to our mortgage funding arrangements (the collective term for the Company's mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements) are accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the nine months ended September 30, 2015 and 2014 relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended September 30,
	2015	2014
Proceeds from new loan sales [1]	$33,505	$10,716
Proceeds from loan servicing fees	$39,058	$31,329
Cash outflows from servicing advances	$1,202	$1,015
Cash outflows from repurchases and indemnifications of previously sold loans	$11,065	$13,521

1 Represents the proceeds from mortgage loans or pools of mortgage loans sold, net of the related repayments of borrowings under the Company's mortgage funding arrangements used to fund the related mortgage loans prior to sale as well as the cost to retain the servicing rights.

12. Debt

Borrowings outstanding as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate		Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$525,884	4.02%	[1]	$592,798	3.97%
Secured borrowings - eligible GNMA loan repurchases	35,017	—%	[2]	—	—%
Mortgage repurchase borrowings	395,002	2.24%		472,045	2.23%
Warehouse lines of credit	988	4.25%		1,374	4.25%
Secured borrowings - mortgage servicing rights	86,558	5.14%		75,970	5.49%
Operating lines of credit	8,000	4.00%		2,000	4.00%
Total mortgage funding arrangements	$1,051,449			$1,144,187

1 The Company’s costs for secured borrowings on mortgage loans are shown in the table above based on the average underlying mortgage rates. These costs are reduced by earnings and fees specific to each of the secured borrowing facilities.
2 The Company's costs for financing GNMA loan repurchases under this funding arrangement (remittance rate) is based on a borrowing rate over and above the debenture rate, which is set on each loan by HUD at a required spread to the constant maturity ten-year treasury at that point in time.

The Company maintains mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination and purchase of mortgage loans. As of September 30, 2015, the Company held mortgage funding arrangements with five separate financial institutions and a total maximum borrowing capacity of $1,980,017, including the operating lines of credit and funding arrangement for GNMA loan repurchases. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the MSRs pledged to the respective facilities.

The following tables summarize the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of September 30, 2015 and December 31, 2014:

As of September 30, 2015:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$238,486	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee		July 2016
Merchants Bank of Indiana - NattyMac Funding	287,398	—	[3]	LIBOR plus applicable margin		March 2016
Total secured borrowings - mortgage loans	525,884	600,000

Guaranty Bank	35,017	35,017		Coupon rate of underlying loans, less debenture rate	[6]	N/A	[7]
Total secured borrowings - eligible GNMA loan repurchases	35,017	35,017

Barclays Bank PLC	69,676	400,000		LIBOR plus applicable margin		December 2015
Bank of America, N.A.	239,467	700,000	[5]	LIBOR plus applicable margin		June 2016
Wells Fargo	85,859	200,000		LIBOR plus applicable margin		January 2016
Total mortgage repurchase borrowings	395,002	1,300,000

Merchants Bank of Indiana - Warehouse Line of Credit	988	2,000		Prime plus 1.00%		July 2016
Total warehouse lines of credit	988	2,000

Barclays Bank PLC - MSRs Secured	51,558	—	[4]	LIBOR plus applicable margin		December 2015
Merchants Bank of Indiana - MSRs Secured	35,000	35,000		LIBOR plus applicable margin		June 2017
Total secured borrowings - MSRs	86,558	35,000

Total	1,043,449	1,972,017

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $8,000.
2 Merchants Bank of Indiana will periodically limit or expand the aggregate maximum borrowing capacity. During the nine months ended September 30, 2015, the most the aggregate borrowing capacity was limited or expanded approximated $550,000 or $700,000, respectively. At September 30, 2015, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $400,000, with a sub-limit of $100,000.
5 The Bank of America maximum borrowing includes $400,000 of mortgage repurchase and $300,000 of mortgage gestation repurchase facilities.
6 Borrowing carries an interest rate of the coupon rate of the underlying mortgage loans, less the debenture rate funded by Guaranty Bank.
7 Borrowing matures no later than four years from the date of most recent purchase from GNMA pools.

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
2 Merchants Bank of Indiana will periodically limit or expand the aggregate maximum borrowing capacity. During the year ended December 31, 2014, the most the aggregate maximum borrowing capacity was limited approximated $500,000. At December 31, 2014, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity referred to in Note 2 above.
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

On September 11, 2015, the Company entered into a Master Loan Purchase and Servicing Agreement with Guaranty Bank, which has an operating line of credit secured by certain FHA mortgage loans repurchased from GNMA pools. These loans have been repurchased, or will be, by the Company out of GNMA pools in connection with its unilateral right, as servicer, to repurchase such GNMA loans it has previously sold (generally loans that are more than 90 days past due). The borrowing matures no later than four years from the date of purchase from GNMA pools and carries an interest rate of coupon rate of the mortgage loans, less the debenture rate funded by Guaranty Bank. The first funding under the agreement occurred on

September 30, 2015; however, these funds were not utilized for the loan repurchase until October 1, 2015. As the funds are specifically for the repurchase of eligible loans from GNMA, the funds are reflected as restricted cash on the consolidated balance sheets until such repurchases are made.

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

13. Reserve for Mortgage Repurchases and Indemnifications

Representations and warranties are provided to investors and insurers on loans sold and are also assumed on purchased mortgage loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase the mortgage loan or indemnify the investor against loss. In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party originator. Repurchase-related reserves are maintained for probable losses related to repurchase and indemnification obligations.

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$5,289	$4,787	$4,967	$3,709
Provision for mortgage repurchases and indemnifications - new loan sales[1]	859	742	2,555	1,775
Provision for mortgage repurchases and indemnifications - change in estimate[2]	66	801	589	1,706
Losses on repurchases and indemnifications	(928)	(889)	(2,825)	(1,749)
Balance at end of period	$5,286	$5,441	$5,286	$5,441

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

The following is a reconciliation of the expected statutory federal corporate income tax expense to the income tax expense recorded on the Company's consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Statutory federal income tax (benefit) expense	$(11,726)	35.0%	$576	35.0%	$(11,644)	35.0%	$(3,780)	35.0%
State income tax (benefit) expense, net of federal tax (benefit) expense	(1,503)	4.5%	69	4.2%	(1,480)	4.5%	(449)	4.2%
Non-deductible expenses	49	(0.2)%	(28)	(1.7)%	160	(0.5)%	187	(1.7)%
Provision to return adjustments	—	—%	659	40.0%	—	—%	659	(6.1)%
Adjustment to state net deferred tax liabilities	(168)	0.5%	1,889	114.4%	(168)	0.5%	1,889	(17.4)%
YTD impact of change in effective tax rate	—	—%	170	10.2%	—	—%	—	—%
Valuation allowance	2,645	(7.9)%	—	—%	2,645	(8.0)%	—	—%
Other	7	—%	(10)	(0.1)%	8	—%	(10)	(0.1)%
Total income tax (benefit) expense	$(10,696)	31.9%	$3,325	202.0%	$(10,479)	31.5%	$(1,504)	13.9%

During the three months ended September 30, 2015 and 2014, the Company recognized an income tax benefit and expense of $10,696 and $3,325, respectively, which represented effective tax rates of 31.9% and 202.0%, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized income tax benefits of $10,479 and $1,504, respectively, which represented effective tax rates of 31.5% and 13.9%, respectively. The income tax benefits for the three and nine months ended September 30, 2015 includes the impact of establishing a $2,645 valuation allowance to offset our deferred tax assets, as we determined that it is more likely than not that a portion of our deferred tax assets will not be realized (see additional discussion below). Additionally, the increase in benefit and decrease in effective tax rates in the current periods are due to adjustments to state net deferred tax liabilities based on an increased state effective tax rate and provision to tax return adjustments, both of which were recorded as discrete items during the three months ended September 30, 2014.

As of September 30, 2015, the Company had federal and state net operating loss carryforwards of $177,756 and $145,139, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2027 through 2034. During the three months ended September 30, 2015, the Company entered into a three year cumulative loss position. As a result of the cumulative loss position and changes in the Company's level of activity in various states, the Company has recorded a federal valuation allowance in the amount of $1,171 and a state valuation allowance of $1,474 as of September 30, 2015. In future periods, the allowance could be adjusted if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will or will not be realized.

15. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2015 and December 31, 2014 approximated $1,751,701 and $1,211,675, respectively, in estimated principal loan amount. The related fair value of these commitments is recognized in the balance sheet within “Derivatives".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of September 30, 2015, there were no current or pending claims against the Company, which could have a material impact on the

Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

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

16. Stock-Based Compensation

Stock Options

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,405,206	$16.90
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	(294,434)	$18.00
Outstanding at September 30, 2015	1,110,772	$16.61	7.6	$319
Exercisable at September 30, 2015	961,679	$16.49	7.5	$319

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

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the nine months ended September 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	33,922	$16.00
Granted	151,843	$8.82
Vested	(65,462)	9.74
Forfeited	—	N/A
Nonvested at September 30, 2015	120,303	$10.34

During the nine months ended September 30, 2015, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $3,545.

17. Segment Information

The Company's organizational structure is currently comprised of three operating segments: Originations, Servicing and Financing. This determination is based on the Company's current organizational structure, which reflects how the chief operation decision maker evaluates the performance of the business and focuses primarily on the services performed.

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

Financial highlights by segment are as follows:

	Total Assets
	September 30, 2015	December 31, 2014
Originations	$897,066	$1,199,727
Servicing	358,185	223,058
Financing	172,780	118,593
Other[1]	52,647	55,173
Total	$1,480,678	$1,596,551

1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$40,329	$—	$—	$(39)	$40,290
Changes in mortgage servicing rights valuation	—	(28,088)	—	—	(28,088)
Payoffs and principal amortization of mortgage servicing rights	—	(9,215)	—	—	(9,215)
Loan origination and other loan fees	7,689	—	310	—	7,999
Loan servicing fees	—	14,051	—	—	14,051
Interest and other income	7,991	—	1,854	22	9,867
Total revenues	56,009	(23,252)	2,164	(17)	34,904

Expenses
Salaries, commissions and benefits	29,791	2,153	486	8,175	40,605
General and administrative	6,218	460	180	4,243	11,101
Interest expense	5,520	1,526	778	133	7,957
Occupancy, equipment and communication	3,568	490	71	1,705	5,834
Provision for mortgage repurchases and indemnifications	66	—	—	—	66
Depreciation and amortization	2,171	155	105	410	2,841
Corporate allocations	6,458	895	98	(7,450)	—
Total expenses	53,792	5,679	1,718	7,216	68,404
Income (loss) before taxes	$2,217	$(28,931)	$446	$(7,233)	$(33,500)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$44,031	$—	$—	$—	$44,031
Changes in mortgage servicing rights valuation	—	(4,796)	—	—	(4,796)
Payoffs and principal amortization of mortgage servicing rights	—	(6,941)	—	—	(6,941)
Loan origination and other loan fees	7,696	—	72	(16)	7,752
Loan servicing fees	—	12,350	—	—	12,350
Interest and other income	9,890	—	759	9	10,658
Total revenues	61,617	613	831	(7)	63,054

Expenses
Salaries, commissions and benefits	29,141	1,685	465	6,353	37,644
General and administrative	3,499	344	179	5,022	9,044
Interest expense	6,711	369	—	904	7,984
Occupancy, equipment and communication	2,891	528	53	1,068	4,540
Provision for mortgage repurchases and indemnifications	801	—	—	—	801
Depreciation and amortization	417	32	103	843	1,395
Corporate allocations	6,781	844	52	(7,677)	—
Total expenses	50,241	3,802	852	6,513	61,408
Income (loss) before taxes	$11,376	$(3,189)	$(21)	$(6,520)	$1,646

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Nine Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$144,456	$—	$—	$9	$144,465
Changes in mortgage servicing rights valuation	—	(34,525)	—	—	(34,525)
Payoffs and principal amortization of mortgage servicing rights	—	(34,303)	—	—	(34,303)
Loan origination and other loan fees	21,180	—	887	—	22,067
Loan servicing fees	—	41,001	—	—	41,001
Interest and other income	22,554	—	5,282	125	27,961
Total revenues	188,190	(27,827)	6,169	134	166,666

Expenses
Salaries, commissions and benefits	90,704	6,554	1,582	22,662	121,502
General and administrative	14,346	1,738	485	12,517	29,086
Interest expense	16,005	5,830	2,438	388	24,661
Occupancy, equipment and communication	10,759	1,478	189	5,202	17,628
Provision for mortgage repurchases and indemnifications	589	—	—	—	589
Depreciation and amortization	4,678	354	308	1,128	6,468
Corporate allocations	19,742	2,735	249	(22,726)	—
Total expenses	156,823	18,689	5,251	19,171	199,934
Income (loss) before taxes	$31,367	$(46,516)	$918	$(19,037)	$(33,268)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Nine Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$119,289	$—	$—	$14	$119,303
Changes in mortgage servicing rights valuation	—	(23,439)	—	—	(23,439)
Payoffs and principal amortization of mortgage servicing rights	—	(14,319)	—	—	(14,319)
Loan origination and other loan fees	19,325	—	303	(68)	19,560
Loan servicing fees	—	32,315	—	—	32,315
Interest and other income	24,398	—	1,575	(321)	25,652
Total revenues	163,012	(5,443)	1,878	(375)	159,072

Expenses
Salaries, commissions and benefits	82,733	4,265	1,253	17,955	106,206
General and administrative	9,695	1,025	452	15,519	26,691
Interest expense	16,841	623	—	689	18,153
Occupancy, equipment and communication	7,879	1,333	150	4,082	13,444
Provision for mortgage repurchases and indemnifications	1,706	—	—	—	1,706
Depreciation and amortization	878	43	286	2,464	3,671
Corporate allocations	19,698	2,402	116	(22,216)	—
Total expenses	139,430	9,691	2,257	18,493	169,871
Income (loss) before taxes	$23,582	$(15,134)	(379)	$(18,868)	$(10,799)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

18. Capital Stock

During the nine months ended September 30, 2014, the Company sold a portion of its investment in shares of preferred stock of a closely held entity for $200, of which all of the proceeds from such sale were applied against the Company's outstanding balance on its operating line of credit with the same entity.

19. Subsequent Events

    In October 2015, using the restricted cash monies collateralizing its outstanding borrowings under the Guaranty Bank arrangement as of September 30, 2015, the Company purchased delinquent FHA-insured loans with a UPB of $35.2 million from GNMA guaranteed securitizations under the terms of a conditional repurchase option whereby, as servicer, the Company has the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the GNMA early buy-out program).

On October 5, 2015, the Company entered into a definitive agreement with an unrelated third party to sell certain components of its Originations segment, which closed October 29, 2015. Estimated proceeds from the sale were approximately $300. Refer to Note 5, "Long-lived Assets Held for Sale and Disposed of Other Than by Sale" for further discussion.

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

Recent Industry Trends and Our Outlook

The U.S. residential mortgage industry continues to experience mixed trends in loan applications and activity in recent months. The 30-year fixed mortgage rates remain at relatively low levels, and steadily declined overall throughout the third quarter. For the majority of the third quarter, the 30-year fixed rates remained below 4.00% ending the quarter at 3.85%. During the third quarter, the MBA Weekly Refinance Application Index increased from 1307.7 on June 26, 2015 to 1995.9 on September 25, 2015. The purchase application data showed relative stability as the MBA Weekly Purchase Application Index went from 199.2 on June 26, 2015 to 202.1 on September 25, 2015. The first quarter 2015 rate levels and reductions in Federal Housing Administration ("FHA") mortgage insurance premiums resulted in higher industry-wide refinance volume, which continued into early second quarter 2015, but began to subside during the second quarter 2015 as rates began to climb to levels consistent with fourth quarter 2014. In the third quarter 2015, refinance volume continued to decrease to levels below fourth quarter 2014. Applications serve as a leading indicator for mortgage originations as applications turn into originations within a couple months. The MBA announced that application volume had increased sharply industry-wide in the last week of the quarter, only to decline again the following week. This recent volatility is likely due to application volume increasing just prior to October 3, 2015, the effective date for the new TILA-RESPA Integrated Disclosure rule. The MBA has estimated in their October 2015 Economic forecast that third quarter mortgage origination volume was $381 billion, compared to $395 billion in the second quarter 2015 and $330 billion in the first quarter 2015. Changing interest rate and origination activity have varying impacts on our business and segments. Elevated purchase and refinance originations volume typically results in higher gains from mortgage loan sales.

The increase in refinance activity experienced in the first quarter 2015 caused higher prepayment speeds and activity, which typically has negative impacts on mortgage servicing rights ("MSRs") valuations, due to the shorter average lives of the underlying mortgages, while having a positive impact on our Originations segment. The steady increase in interest rates experienced in the second quarter of 2015 would generally lead to the opposite occurrence, resulting in positive impacts on mortgage servicing rights valuations and negative impacts on our Originations segment. During the third quarter of 2015, interest rates decreased resulting in negative impacts on mortgage servicing rights valuations and positive impacts on our Originations segment. We believe that the following table generally describes the impacts on our financial results by segment in several interest rate environment scenarios (although there are various factors impacting our financial results that may cause different outcomes than depicted here):

	Origination Segment	Financing Segment	Servicing Segment
Yield curve shifts upward	Decrease	Unchanged	Increase
Yield curve shifts downward	Increase	Unchanged	Decrease
Yield curve steepens	Decrease	Increase	Increase
Yield curve flattens	Increase	Decrease	Decrease

Performance Summary and Outlook

The following highlights our performance for the third quarter and year to date period of 2015:

	Three Months Ended September 30,		Change
	2015	2014	$	%
Mortgage loan originations	$3,483,161	$3,537,221	$(54,060)	(2)%
Gain on sale revenue	$40,290	$44,031	$(3,741)	(8)%
Gain on sale revenue, bps[1]	116	125	-9	(7)%
Total Expenses related to Originations segment, bps[1]	154	142	12	8%
Total Expenses related to Servicing segment, bps[2]	3	2	1	50%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Mortgage loan originations	$9,761,319	$9,265,932	$495,387	5%
Gain on sale revenue	$144,465	$119,303	$25,162	21%
Gain on sale revenue, bps[1]	147	128	19	15%
Total Expenses related to Originations segment, bps[1]	161	150	11	7%
Total Expenses related to Servicing segment, bps[2]	10	6	4	67%

	Three Months Ended		Change
	September 30, 2015	June 30, 2015	$	%
Mortgage loan originations	$3,483,161	$3,440,205	$42,956	1%
Gain on sale revenue	$40,290	$51,334	$(11,044)	(22)%
Gain on sale revenue, bps[1]	116	149	(33)	(22)%
Total Expenses related to Originations segment, bps[1]	154	159	(5)	(3)%
Total Expenses related to Servicing segment, bps[2]	3	4	(1)	(25)%

	As of		Change
	September 30, 2015	December 31, 2014	$	%
Mortgage Service Portfolio ("UPB")	$18,165,025	$18,336,745	$(171,720)	(1)%

	As of		Change
	September 30, 2015	June 30, 2015	$	%
Mortgage Service Portfolio ("UPB")	$18,165,025	$17,244,304	$920,721	5%

1Bps as a percentage of origination volume for applicable period.
2Bps as a percentage of our average servicing portfolio for applicable period.

We operate a diversified originations business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  Our retail channel operates via a distributed network of branches and direct-to-consumer call centers (our "retail direct" or "Stonegate Direct" division), which we created in October 2014, to allow us to reach customers directly through the Internet and call centers using a lower cost platform. Retail originations generally produce higher revenues than originations from third party originators. We also expect to see an increase in our government-insured loan originations.

During the third quarter, the composition of our executive team changed. Jim Cutillo resigned as CEO, effective September 10, 2015, and will be assisting us as a consultant into the first quarter of 2016 to facilitate his departure. Our Chairman, Richard A. Kraemer was appointed Interim CEO and will be overseeing the day-to-day management of Stonegate until our search for a permanent CEO with the requisite leadership and mortgage industry experience is complete. In addition, James V. Smith was appointed as President and COO, and he will be responsible for overseeing all of our operations. Secondly, to better manage the expenses associated with retail originations, we have decided to decrease our retail branch footprint, either by sale or closure. We closed seven retail branches as of September 30, 2015 and expect to close approximately 47 more branches during the fourth quarter 2015. In addition, we sold certain retail branches to an unrelated third party buyer in the fourth quarter.

Our servicing revenues have continued to grow as the volume of MSRs generated from our originations platform has increased, resulting in an increase in the average number of loans in our servicing portfolio. As an asset manager, we are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. As we monitor these market conditions, we may choose to sell in bulk a portion of our servicing rights to third parties, continue our involvement as a subservicer to certain sold servicing rights, sell a portion of our servicing rights on a monthly flow basis or retain other beneficial interests (such as interest-only strips) as we determine to create the best economic value in the current market. Subservicing fee revenue is earned over the life of the associated loan and is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSRs, such as prepayment risk, and subservicing is less capital intensive than owning MSRs as there is no asset recorded on the balance sheet for subservicing of mortgage loans. Also, selling MSRs on a monthly flow basis results in immediate additional liquidity, allowing us to deploy capital resources into potential higher return assets and generate higher levels of profitability. As we sell MSRs, we lessen the negative impact that high prepayment speeds and lower interest rates have on our Servicing segment results, as the segment would no longer be subject to the fair value adjustments for the sold MSRs. Additionally, we have entered into MSRs financing facilities that allow us to leverage the MSRs assets we hold.

We continue to grow our financing segment as we focus on providing warehouse financing to our correspondent customers and other institutions. Our financing subsidiary, NattyMac, allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for both our origination segment correspondent originators and customers who may not sell loans to our origination segments. We believe that NattyMac is highly scalable with little additional fixed cost investment needed to grow our customer base. We believe our focus on growth in NattyMac creates access to efficient sources of capital and strengthens relationships with small to mid-size correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

We have experienced increased expenses associated with our investments in technology and the growth of headcount necessary to support our originations volume and MSRs average servicing portfolio growth. We would expect expenses to decrease as we dispose of portions of our retail channel, but expect more profitable retail originations from the remaining operations. Any retail expansion and strategic growth going forward is focused on the retail direct side of the retail channel. We plan to maximize our potential return by focusing on lowering expenses through creating system automation efficiencies through information technology investments and process enhancements and through managing expenses through the sale or disposal of retail branches. We will invest in additional information technology infrastructure to manage our growth and to increase automation within our systems surrounding both critical operational areas and corporate support areas. We believe these investments will eventually lead to a decrease in expenses over the long-term.

We have also experienced increased expenses related to industry regulatory compliance. We are monitoring a number of developments in regulations that are expected to impact us, and there has been a heightened focus of regulators on the practices of the mortgage industry. The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, heightened risk of potential regulatory fines and penalties, or an increase in mortgage origination or servicing related litigation. In particular, we have devoted significant operational and technological resources to comply with the TILA-RESPA Integrated Disclosure rule that integrates the mortgage loan disclosures required under TILA and sections 4 and 5 of RESPA. This rule became effective for nearly all mortgage applications received on or after October 3, 2015.

For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulation” and “Risk Factors” sections of our 2014 Annual Report on Form 10-K.

Financial Condition Summary

Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2015 are attributable to lower volume of loans originated during the current period, compared to the prior period, as well as sales within our MSRs portfolio.

Non-GAAP Financial Measures
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net income (loss) and adjusted diluted EPS (LPS) as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income (loss) and adjusted diluted EPS (LPS) exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on our MSRs, stock-based compensation expenses, severance expenses, sale or disposal of long-lived assets, other non-routine costs and acquisition related costs. Other non-routine costs consists primarily of expenses associated with the write down of certain assets in the third quarter of 2015 and guarantees and other compensation expense prior to the period of meaningful origination production during the first quarter of 2014. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for (loss) income before income taxes, net (loss) income or diluted (LPS) EPS prepared in accordance with GAAP.

In addition, adjusted net income (loss) has limitations as an analytical tool, including but not limited to the following:

•	adjusted net income (loss) does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted net income (loss) does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income (loss) does not reflect the cash requirements necessary to service principal payments related to the financing of the business;

•	peer companies in our industry may calculate adjusted net income (loss) differently, thereby limiting its usefulness as a comparative measure.
Because of these and other limitations, adjusted net income (loss) should not be considered solely as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted net income (loss) is a performance measure and is presented to provide additional information about our core operations.
The table below reconciles net loss to adjusted net income (loss) and diluted LPS to adjusted diluted EPS (LPS) (which are the most directly comparable GAAP measures) for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Change
	2015	2014	$	%
Net loss	$(22,804)	$(1,679)	$(21,125)	1,258%
Adjustments:
Changes in valuation inputs and assumptions on MSRs[1]	28,088	4,796	23,292	486%
Stock-based compensation expense	1,900	783	1,117	143%
Severance expense	1,605	—	1,605	N/A
Sale or disposal of long-lived assets	1,191	—	1,191	N/A
Other non-routine expenses [2]	221	—	221	N/A
Tax effect of adjustments	(9,730)	(775)	(8,955)	1,155%
Adjusted net (loss) income	$471	$3,125	$(2,654)	(85)%

Diluted LPS	$(0.88)	$(0.07)	$(0.81)	1,157%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	1.09	0.19	0.90	474%
Stock-based compensation expense	0.07	0.03	0.04	133%
Severance expense	0.06	—	0.06	N/A
Sale or disposal of long-lived assets	0.05	—	0.05	N/A
Other non-routine expenses [1]	0.01	—	0.01	N/A
Tax effect of adjustments	(0.38)	(0.03)	(0.35)	1,167%
Adjusted diluted (LPS) EPS	$0.02	$0.12	$(0.10)	(83)%
1 Changes in valuation inputs and assumptions on MSRs includes realized gains of $13 and $1,158 for the three months ended September 30, 2015 and 2014, respectively.
2 For the three months ended September 30, 2015, amount consists primarily of expenses associated with the write down of certain assets.
Adjusted net income decreased $2,654 during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Adjusted diluted EPS decreased $0.10, or 83%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease was primarily attributable to increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments. The decrease was also attributable to the increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period due to the lower interest rate environment present throughout the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, during which refinance activity and prepayment speeds increased. Additionally, we experienced decreased margins resulting from price competition and the impact of regulations on production levels.
The table below reconciles net loss to adjusted net income and diluted LPS to adjusted diluted EPS (which are the most directly comparable GAAP measures) for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Net loss	$(22,789)	$(9,295)	$(13,494)	145%
Adjustments:
Changes in valuation inputs and assumptions on MSRs[1]	34,525	23,439	11,086	(47)%
Stock-based compensation expense	3,545	2,555	990	39%
Acquisition related expenses	—	49	(49)	(100)%
Severance expense	1,605	—	1,605	N/A
Sale or disposal of long-lived assets	1,510	—	1,510	N/A
Other non-routine expenses [2]	221	9,593	(9,372)	(98)%
Tax effect of adjustments	(12,959)	(4,953)	(8,006)	162%
Adjusted net income	$5,658	$21,388	$(15,730)	(74)%

Diluted LPS	$(0.88)	$(0.36)	$(0.52)	144%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	1.34	0.91	0.43	(47)%
Stock-based compensation expense	0.14	0.10	0.04	(40)%
Acquisition related expenses	—	—	—	—%
Severance expense	0.06	—	0.06	N/A
Sale or disposal of long-lived assets	0.06	—	0.06	N/A
Other non-routine expenses	0.01	0.37	(0.36)	97%
Tax effect of adjustments	(0.50)	(0.19)	(0.31)	163%
Adjusted diluted EPS	$0.23	$0.83	$(0.60)	(72)%
1 Changes in valuation inputs and assumptions on MSRs includes a realized loss of $2,856 and a realized gain of $1,158 for the nine months ended September 30, 2015 and 2014, respectively.
2 For the nine months ended September 30, 2015, amount consists primarily of expenses associated with the write down of certain assets. For the nine months ended September 30, 2014, amount consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production.
Adjusted net income decreased $15,730, or 74%, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Adjusted diluted EPS decreased $0.60, or 72%, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decrease was primarily attributable to increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period due to the lower interest rate environment present throughout the nine months ended September 30, 2015, during which refinance activity and prepayment speeds increased, as well as increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments.
Recent Developments and Significant Transactions

We continue to execute our strategies in each segment through development of new investor and product offerings, a focus on higher margin volume and selling MSRs when the market conditions are favorable. Our MSRs are created through our originations channels. We successfully executed on this strategy by selling nearly $6.1 billion of MSRs to date in 2015, freeing up capital to reinvest in originations, which we believe has higher return potential over the course of an interest rate cycle. These three MSRs pools were sold to unrelated third parties, in three separate transactions. The composition of our executive team also changed during the third quarter, as discussed in the Performance Summary and Outlook section. In addition, we initiated a plan to decrease our retail branch footprint, to better manage the expenses associated with retail originations. As of September 30, 2015, we classified the assets associated with certain retail branches as held for sale and had completed the closure of seven other branches. We expect to complete the sale of these branches, as well as the closure of 47 more branches, in the fourth quarter of 2015. We further expect to present such disposal activities as discontinued operations in its 2015 year-end financial statements.

In terms of MSRs sale activity thus far in 2015, the first sale, in the first quarter of 2015, consisted of an underlying UPB of $2.7 billion in FNMA and FHLMC loans. The second and third sales of MSRs, in the second and third quarters of 2015, consisted of an underlying UPB of approximately $1.9 billion and $1.5 billion in GNMA loans. These pools of MSRs had average mortgage interest rates that were different than the current mortgage interest rates and did not represent the characteristics of our MSRs portfolio as a whole.  We performed temporary sub-serving activities for a fee with respect to the underlying loans through the established loan file transfer dates, during which time we were also entitled to certain other ancillary income amounts. We will re-deploy the proceeds from these sales back into our originations platform to create newly originated MSRs with the intent of improving our returns.

Also on September 30, 2015, we entered into a flow agreement for the sale of MSRs in GNMA loans to an unrelated party. The flow sales will occur monthly during the covered period, from September 2015 through December 2015. The first of these four sales was completed on September 30, 2015, with an underlying UPB of $225. The characteristics of the pools sold are similar to those associated with the GNMA MSRs sales described above.

We continue to enter into strategic financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. The following financing-related transactions occurred throughout 2015:

•
On January 29, 2015, we signed a Mortgage Repurchase Agreement with Wells Fargo with a maximum borrowing capacity of $200,000. The borrowing facility is comparable to the repurchase facilities that we have in place with other financial institutions, and is designed to finance newly originated conventional, government and jumbo residential mortgages originated or purchased by us. The facility is uncommitted and matures on January 30, 2016. With this additional borrowing facility, we now have a total maximum borrowing capacity of $2.0 billion, including the operating lines of credit.

•
On April 23, 2015, we, through our NattyMac subsidiary, entered into a Participation Agreement with Citizens Bank & Trust Company ("Citizens"), in which we will sell participation interests in certain of our warehouse lines of credit in an amount not to exceed $100,000 and on an individual warehouse lender basis not to exceed $7,500. There was no activity during the three or six months ended September 30, 2015.

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

•
On September 11, 2015, we entered into a Master Loan Purchase and Servicing Agreement with Guaranty Bank, which has an operating line of credit secured by certain FHA mortgage loans repurchased from GNMA pools. These loans have been, or will be, repurchased by us out of GNMA pools in connection with our unilateral right, as servicer, to repurchase such GNMA loans we have previously sold (generally loans that are more than 90 days past due). The maximum borrowing capacity is $50,000, but can be expanded upon with the addition of FHA loans purchased from the GNMA pools. The borrowing matures no later than four years from the date of purchase from GNMA pools and carries an interest rate of coupon rate of the mortgage loans, less the debenture rate funded by Guaranty Bank. The first funding under the agreement occurred on September 30, 2015; however, these funds were not utilized for the loan repurchase until October 1, 2015.

Other Factors Influencing Our Results

Prepayment Speeds. A significant driver of our servicing business is prepayment speed, which is the measurement of how quickly unpaid principal balance on mortgage loans is reduced by borrower payments. Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of loan, conditions in the housing and financial markets, competition and other factors, none of which can be predicted with any certainty. Prepayment speeds impact future servicing fees, value of MSRs, float income, interest expense on advances and interest expense. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn servicing income but reduce the demand for new mortgage loans. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the value of MSRs and shortening the period over which we earn servicing income but increasing the demand for new mortgage loans.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our consolidated results of operations for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Gains on mortgage loans held for sale, net	$40,290	$44,031	$(3,741)	(8)%
Changes in mortgage servicing rights valuation	(28,088)	(4,796)	(23,292)	486%
Payoffs and principal amortization of mortgage servicing rights	(9,215)	(6,941)	(2,274)	33%
Loan origination and other loan fees	7,999	7,752	247	3%
Loan servicing fees	14,051	12,350	1,701	14%
Interest and other income	9,867	10,658	(791)	(7)%
Total revenues	34,904	63,054	(28,150)	(45)%

Salaries, commissions and benefits	40,605	37,644	2,961	8%
General and administrative	11,101	9,044	2,057	23%
Interest expense	7,957	7,984	(27)	—%
Occupancy, equipment and communications	5,834	4,540	1,294	29%
Provision for mortgage repurchases and indemnifications - change in estimate	66	801	(735)	(92)%
Depreciation and amortization expense	2,841	1,395	1,446	104%
Total expenses	68,404	61,408	6,996	11%

(Loss) income before income tax (benefit) expense	(33,500)	1,646	(35,146)	(2,135)%
Income tax (benefit) expense	(10,696)	3,325	(14,021)	(422)%
Net loss	$(22,804)	$(1,679)	$(21,125)	1,258%

Weighted average diluted shares outstanding (in thousands)	25,782	25,769	13	—%

Diluted LPS	$(0.88)	$(0.07)	$(0.81)	1,157%
Revenues
During the three months ended September 30, 2015, total revenues decreased $28,150, or 45%, as compared to the three months ended September 30, 2014. The decrease in revenues resulted primarily from decreases in the fair value of our MSRs, lower gains on mortgage loans held for sale, net, and increases in loan payoffs and principal amortization of our MSRs, offset by increases in loan servicing fees.
The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates and flattening of the yield curve during the three months ended September 30, 2015. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. The decrease in the fair value of our MSRs during the three months ended September 30, 2015 and 2014 was partially offset by gains on sales of our MSRs recognized during both periods.
Our gains on mortgage loans held for sale, net during the three months ended September 30, 2015 decreased $3,741, or 8%, as compared to the three months ended September 30, 2014 primarily due to decreased margins resulting from price competition and the impact of regulations on production levels. Our gains on mortgage loans held for sale, net during the three months ended September 30, 2015 were 116 basis points of loan originations compared to 125 basis points for the comparable period in 2014. The decrease in basis point gain on sale was due primarily to a decrease in our government insured loan originations, offset by an increase in our retail originations, as further discussed in the Segment Results section. Government insured loans and loans originated in our retail channel generate higher revenue margins than our other loan products or loans originated through our other channels.
The increase in payoffs and principal amortization of our MSRs was also driven primarily by the decrease in market interest rates during the first part of the three months ended September 30, 2015, as well as the higher refinancing activity discussed in the Recent Industry Trends and Our Outlook section.
The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $18.1 billion during the three months ended September 30, 2015, compared to an average servicing portfolio of $17.2 billion during the three months ended September 30, 2014. The increase in our average servicing portfolio was the result of our increase in originations volume. Our loan servicing fees, as an annualized percentage of our average servicing portfolio, were 31 bps for the three months ended September 30, 2015, compared to 29 bps for the three months ended September 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that is government-backed loans, which have a higher servicing fee than conventional mortgages.

Expenses

Total expenses increased $6,996 or 11% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Total expenses have increased due to 1) our strategy refinements in the current quarter; 2) an increase in retail originations, which is a higher cost origination channel with higher revenue as compared to our correspondent and wholesale channels; 3) a 5% increase in our average servicing portfolio and the related costs during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, including increased specialized servicing expertise required to manage the increased age of our servicing, which increases delinquencies and defaults; and 4) higher regulatory compliance costs.

With the expected growth in compliance costs related to increased industry regulations, we expect to see an increase in total expenses. We plan to maximize our potential return by focusing on lowering expenses through continued investments in information technology and enhancing process efficiencies. We will invest in additional infrastructure to increase automation within our systems surrounding critical areas, particularly related to core operating systems, as well as corporate support areas. We believe these increases in investments will eventually lead to a decrease in expenses in relation to our origination volume over the long-term.

Salaries, commissions and benefits expense increased $2,961, or 8%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of executive severance related to our personnel changes to refine our strategy, as well as increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in both the originations and servicing segments. Our total headcount increased from 1,095 employees at September 30, 2014 to 1,324 employees at September 30, 2015.

General and administrative expenses increased $2,057, or 23%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the $1,191 impairment of certain long-lived assets related to the completed closures of seven of our retail branch locations as of September 30, 2015 and estimated expected closures of an additional 47 retail branch locations during the upcoming fourth quarter of 2015.

Depreciation and amortization expense increased $1,446, or 104%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.

Occupancy, equipment and communication expenses increased $1,294, or 29%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The number of retail branches increased from 101 during the three months ended September 30, 2014 to 107 during the three months ended September 30, 2015, including the impact of closing seven branches during the current period. We expect occupancy levels to decrease in future periods, given the disposal of certain retail branches. However, we expect to see increases from comparable prior periods due to information technology costs resulting from our investment in additional infrastructure to increase automation within our systems, both in our core operations and corporate support areas.

We reported an income tax benefit of $10,696 and an income tax expense of $3,325 for the three months ended September 30, 2015 and 2014, respectively, with an effective tax rate of 32% and 202%, respectively. The decrease in income tax expense is due primarily to our loss before income taxes position for the three months ended September 30, 2015, compared to the income before income taxes position for the three months ended September 30, 2014. The decrease in tax rate is primarily due to provision to tax return adjustments and an adjustment to state net deferred tax liabilities recognized during the three months ended September 30, 2014. The income tax benefit of $10,696 for the three months ended September 30, 2015 includes the net impact of establishing a $2,645 valuation allowance to offset our deferred tax assets, as we determined that it is more likely than not that a portion of our deferred tax assets will not be realized.

Segment Results

	Three Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$40,329	$—	$—	$(39)	$40,290
Changes in mortgage servicing rights valuation	—	(28,088)	—	—	(28,088)
Payoffs and principal amortization of mortgage servicing rights	—	(9,215)	—	—	(9,215)
Loan origination and other loan fees	7,689	—	310	—	7,999
Loan servicing fees	—	14,051	—	—	14,051
Interest and other income	7,991	—	1,854	22	9,867
Total revenues	56,009	(23,252)	2,164	(17)	34,904

Expenses
Salaries, commissions and benefits	29,791	2,153	486	8,175	40,605
General and administrative	6,218	460	180	4,243	11,101
Interest expense	5,520	1,526	778	133	7,957
Occupancy, equipment and communication	3,568	490	71	1,705	5,834
Provision for mortgage repurchases and indemnifications	66	—	—	—	66
Depreciation and amortization	2,171	155	105	410	2,841
Corporate allocations	6,458	895	98	(7,450)	—
Total expenses	53,792	5,679	1,718	7,216	68,404
Income (loss) before taxes	$2,217	$(28,931)	$446	$(7,233)	$(33,500)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$44,031	$—	$—	$—	$44,031
Changes in mortgage servicing rights valuation	—	(4,796)	—	—	(4,796)
Payoffs and principal amortization of mortgage servicing rights	—	(6,941)	—	—	(6,941)
Loan origination and other loan fees	7,696	—	72	(16)	7,752
Loan servicing fees	—	12,350	—	—	12,350
Interest and other income	9,890	—	759	9	10,658
Total revenues	61,617	613	831	(7)	63,054

Expenses
Salaries, commissions and benefits	29,141	1,685	465	6,353	37,644
General and administrative	3,499	344	179	5,022	9,044
Interest expense	6,711	369	—	904	7,984
Occupancy, equipment and communication	2,891	528	53	1,068	4,540
Provision for mortgage repurchases and indemnifications	801	—	—	—	801
Depreciation and amortization	417	32	103	843	1,395
Corporate allocations	6,781	844	52	(7,677)	—
Total expenses	50,241	3,802	852	6,513	61,408
Income (loss) before taxes	$11,376	$(3,189)	$(21)	$(6,520)	$1,646

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.
Originations
The Originations segment reported income before taxes of $2,217 during the three months ended September 30, 2015, compared to $11,376 during the three months ended September 30, 2014. This decrease was the result of increased costs associated with slightly higher originations, such as increased commissions and incentive compensation, an increased number of branch locations and other costs associated with managing growth of our retail channel and other regulatory costs. These increased costs were offset by an increase in gains on sale of mortgage loans. Our mortgage loan originations increased 2% period over period.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the three months ended September 30, 2015 decreased $3,702 or 8% as compared to the three months ended September 30, 2014 primarily due to decreased margins resulting from price competition and the impact of regulations on production levels. Our gains on mortgage loans held for sale, net during the three months ended September 30, 2015 were 116 bps of loan originations compared to 125 bps for the comparable period in 2014. Additionally, the decreased gain on sale, in dollars and basis points, was driven by the shift in production mix to a decrease in our government insured loans, partially offset by an increase in loans originated in our retail channel, which both generate higher revenue margins than our other loan products or loans originated in other channels. Gains on mortgage loans held for sale, net consisted of the following components for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014		Variance
	$	bps[2]	$	bps[2]	$
Realized gains on sales of loans	$12,894	37	$11,500	33	$1,394
Capitalized servicing rights	45,262	130	45,044	127	218
Economic hedge results	(12,407)	(36)	(5,482)	(15)	(6,925)
Provision for repurchases	(859)	(2)	(741)	(2)	(118)
Direct loan origination costs[1]	(4,600)	(13)	(6,290)	(18)	1,690
Gains on mortgage loans held for sale, net	$40,290	116	$44,031	125	$(3,741)

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the three months ended September 30, 2015, compared to the comparable period in 2014, was primarily due to the mix shift toward more retail production. These increases were partially offset by the decrease in our loan origination volume, as well as increases in the cost basis in acquiring/producing the higher loan volume.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The increase in our capitalized servicing rights component for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, relates to an increase in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. The rate at which we capitalize these servicing rights increased based on current market conditions.

Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC, GNMA) for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate. The decrease in our economic hedge results for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily relates to the decrease attributed to the net volume change period over period of interest rate lock commitments and loans held for sale.

Provision for repurchase/indemnification obligation - Certain representations and warranties are made by Stonegate to investors and insurers on loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. The increase in our provision for repurchase/indemnification obligation for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, relates to the 4% increase in loan sales period over period and an increase in the rate at which we reserve upon loan sale.

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

The decrease in direct loan origination costs for the for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, relates to our decrease in mortgage loan originations and a change in FNMA fee structure in the current period, compared to the prior period.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the three months ended September 30, 2015 remained flat when compared to the comparable period in 2014, due to an increase in retail originations, driven by Stonegate Direct, which have higher fees than correspondent originations, offset by a higher mix of conventional mortgages, which have lower fees than government insured loans. Our loan origination and other loan fees as a percentage of total originations were 22 bps for both of the three months ended September 30, 2015 and 2014. The following table illustrates mortgage loan originations by type for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	$	% Total	$	% Total
Conventional	$1,940,908	56%	$1,786,029	50%
Government insured	1,430,932	41%	1,599,785	46%
Non-agency/Other	111,321	3%	151,407	4%
Total mortgage loan originations	$3,483,161	100%	$3,537,221	100%

The following is a summary of mortgage loan origination volume by channel for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,081	$686,086	20%	2,536	$573,679	16%
Wholesale	2,136	574,622	16%	3,413	871,258	25%
Correspondent	9,922	2,222,453	64%	10,490	2,092,284	59%
Total mortgage loan originations	15,139	$3,483,161	100%	16,439	$3,537,221	100%
The increased volume in the retail channel, particularly Stonegate Direct, during the three months ended September 30, 2015 is reflective of our strategy to grow this type of origination volume. We believe Stonegate Direct offers us a lower cost basis of generating MSRs due to the higher cash gain on sale and fee income. Our Stonegate Direct division continues to grow, as we believe our customers have a growing demand for online business.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,865	$1,717	$3,915	$31,526	$313	$39,336	1%
620-680	46,220	85,715	101,194	647,089	5,568	885,786	26%
681-719	77,812	125,661	104,558	456,405	6,473	770,909	22%
>719	335,810	539,973	242,950	658,720	9,677	1,787,130	51%
Total mortgage loan originations	$461,707	$753,066	$452,617	$1,793,740	$22,031	$3,483,161	100%
% Total	13%	22%	13%	51%	1%	100%

	Three Months Ended September 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,177	$1,394	$1,678	$11,405	$722	$16,376	—%
620-680	57,924	128,234	102,367	617,945	8,508	$914,978	26%
681-719	82,003	164,018	100,490	427,978	7,420	$781,909	22%
>719	366,036	611,605	228,272	604,218	13,827	$1,823,958	52%
Total mortgage loan originations	$507,140	$905,251	$432,807	$1,661,546	$30,477	$3,537,221	100%
% Total	14%	26%	12%	47%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment decreased $1,899, or 19%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease in interest and other income was primarily a result of lower average coupon rates, partially offset by an increase in mortgage loan originations, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The average coupon rate related to our originations volume was 3.95% during the three months ended September 30, 2015 compared to

4.09% during the three months ended September 30, 2014. There is a direct correlation between interest and other income and mortgage loan originations.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $650, or 2%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily as a result of severance related to our personnel changes to refine our strategy, as well as increased revenue-producing positions during the latter half of 2014, resulting in higher incentive compensation. Headcount related to our Originations segment increased from 797 employees at September 30, 2014 to 962 employees at September 30, 2015.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $2,719, or 78%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due primarily to the $1,191 impairment of certain long-lived assets related to the completed closures of seven of our retail branch locations as of September 30, 2015 and estimated expected closures of an additional 47 retail branch locations during the upcoming fourth quarter of 2015. Additionally, we have experienced an increase in sales support expenses and regulatory expenses, as we continue to manage our origination growth. We expect that general and administrative costs will decrease in future quarters, especially as we carry out our strategy refinements, due to management's focus on cost reductions and increased operational efficiencies.

Interest Expense

Interest expense related to our Originations segment decreased $1,191, or 18%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to increased payoffs given the favorable interest rate environment for the borrower, offset by the increase in the volume of mortgage loans originated and funded in the current period. We expect that interest expense will move in direct correlation to changes in our origination trends and borrowings in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $677, or 23%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Our number of branch locations increased from 101 during the three months ended September 30, 2014 to 107 during the three months ended September 30, 2015. We expect occupancy levels to decrease in future periods given the completed and expected disposal and closure of certain retail branches. In addition to the seven branches already closed as of September 30, 2015, we expect to close or sell approximately 67 more retail branches during the fourth quarter 2015. However, we expect to see increases from comparable prior periods due to information technology costs resulting from our investment in additional infrastructure to increase automation within our systems, both in our core operations and corporate support areas.

Provision for Mortgage Repurchases and Indemnification - Change in Estimate

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for actual or estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $735, or 92%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As our loan originations increased throughout 2014 and the first half of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $1,754 during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.
Servicing

The Servicing segment reported losses before taxes of $28,931 and $3,189 during the three months ended September 30, 2015 and 2014, respectively, due primarily to the change in our MSRs valuation as discussed below. Excluding the impact of the change in MSRs valuation, the Servicing segment incurred a loss of $843 before income taxes during the three months ended September 30, 2015, compared to income of $1,607 before income taxes during the three months ended September 30, 2014. This decrease was the result of increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period due to the lower interest rate environment present throughout the three months ended September 30, 2015, during which refinance activity and prepayment speeds increased. We also experienced higher loan servicing revenues and expenses as the UPB amount of our servicing portfolio increased.

The following is a summary of certain metrics specific to the Servicing segment for the three months ended September 30, 2015 and 2014:

	As of September 30,
	2015	2014
Servicing Portfolio UPB	$18,165,025	17,667,017
Number of Loans Serviced (units)	92,740	95,650
Weighted Average Coupon	4.00%	4.05%
Weighted Average Age (in months)	13	12
90+ day Delinquency Rate	0.59%	0.62%
Weighted Average FICO score	722	731
Weighted Average Servicing Fee (in basis points)	30	28
Capitalized Loan Servicing Portfolio	$201,661	$227,795
Capitalized Servicing Rate	1.11%	1.29%
Capitalized Servicing Multiple	3.75	4.61

	Three Months Ended September 30,
	2015	2014
Gross Constant Prepayment Rate[1]	16.00%	9.40%
Adjusted Constant Prepayment Rate[2]	11.43%	7.80%
Average Total Loan Servicing Portfolio	$16,613,832	$17,237,415
Average Capitalized Loan Servicing Portfolio	$185,500	$221,690
Payoffs and Principal Curtailments of Capitalized Portfolio	$713,979	$447,358
Sales of Capitalized Portfolio	$1,729,988	$1,932,431

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

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the three months ended September 30, 2015 was driven primarily by the decrease in market interest rates and flattening of the yield curve during the three months ended September 30, 2015. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended September 30, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to June 30, 2015 and, at September 30, 2015, mortgage rates were lower than they were at June 30, 2015. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's

Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve. The decrease in the fair value of our MSRs for the three months ended September 30, 2015 and 2014 was partially offset by gains on sales of our MSRs recognized during both periods.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the three months ended September 30, 2015, this amount decreased the value of our MSRs by $9,215, compared to $6,941 during the three months ended September 30, 2014. The increase in run-off and paid off loans correlates with a 70% increase in constant prepayment speeds during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, as well as a 5.2% increase in our average servicing portfolio.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Contractual servicing fees	$13,370	$11,860
Late fees	681	490
Loan servicing fees	$14,051	$12,350

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.29%
Our loan servicing fees increased to $14,051 during the three months ended September 30, 2015 from $12,350 during the three months ended September 30, 2014. The 14% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $18.1 billion during the three months ended September 30, 2015, compared to an average servicing portfolio of $17.2 billion during the three months ended September 30, 2014. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for the three months ended September 30, 2015, compared to 29 bps for the three months ended September 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that are government backed loans, which have a higher servicing fee than conventional mortgages.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $468, or 28%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily as a result of increased headcount due to growth in our servicing portfolio and the increased age of the portfolio, which increases delinquencies and defaults on the portfolio. In addition, the shift toward more government insured origination volume may require more specialized servicing expertise. We also incurred executive severance related to our personnel changes to refine our strategy during the three months ended September 30, 2015. Headcount related to our Servicing segment increased from 81 employees at September 30, 2014 to 99 employees at September 30, 2015, as we continue to add support staff in the quality control and default management areas.

Interest Expense

Interest expense related to our Servicing segment increased $1,157 during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to interest associated with our MSRs secured borrowings entered into during June and December of 2014, as well as increased loans paid off by customers during the period, for which we are responsible for remitting to the investors the interest accrued between the payoff date and month end.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased $123 during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily as a result of amortization of software attributable to our increased investment in information technology to support our servicing portfolio growth and the related increase in staffing.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $446 and a loss before income taxes of $21 during the three months ended September 30, 2015 and 2014, respectively. The income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary increased to $0.9 billion during the three months ended September 30, 2015 from $0.6 billion during the three months ended September 30, 2014. The loss in the prior period is due to the increased expenses associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate the revenues we are seeing in the current period. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $1,333 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to overall lending activity growth. The following details the increases in total revenues:

•
Our loan origination and other loan fees during the three months ended September 30, 2015 increased $238, compared to the comparable period in 2014, due to higher origination volume, as discussed above.

•
The increase in interest and other income was primarily a result of the increase in warehouse loan originations funded during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment increased $866 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to our overall lending activity growth and directly allocating headcount to support the growth of the business. The following details the increases in total expenses:

•	Salaries, commissions and benefits increased $21. Headcount related to our Financing segment increased to 23 employees at September 30, 2015 from 21 employees at September 30, 2014.

•	The interest expense of $778 is attributable to our Financing segment is related to the utilization of our NattyMac Funding ("NMF") line with Merchants Bancorp, entered into on April 15, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Our consolidated results of operations for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Gains on mortgage loans held for sale, net	$144,465	$119,303	$25,162	21%
Changes in mortgage servicing rights valuation	(34,525)	(23,439)	(11,086)	47%
Payoffs and principal amortization of mortgage servicing rights	(34,303)	(14,319)	(19,984)	140%
Loan origination and other loan fees	22,067	19,560	2,507	13%
Loan servicing fees	41,001	32,315	8,686	27%
Interest and other income	27,961	25,652	2,309	9%
Total revenues	166,666	159,072	7,594	5%

Salaries, commissions and benefits	121,502	106,206	15,296	14%
General and administrative	29,086	26,691	2,395	9%
Interest expense	24,661	18,153	6,508	36%
Occupancy, equipment and communications	17,628	13,444	4,184	31%
Provision for mortgage repurchases and indemnifications - change in estimate	589	1,706	(1,117)	(65)%
Depreciation and amortization expense	6,468	3,671	2,797	76%
Total expenses	199,934	169,871	30,063	18%

Loss before income tax benefit	(33,268)	(10,799)	(22,469)	208%
Income tax benefit	(10,479)	(1,504)	(8,975)	597%
Net loss	$(22,789)	$(9,295)	$(13,494)	145%

Weighted average diluted shares outstanding (in thousands)	25,782	25,769	13	—%

Diluted LPS	$(0.88)	$(0.36)	$(0.52)	144%

Revenues
During the nine months ended September 30, 2015, total revenues increased $7,594, or 5%, as compared to the nine months ended September 30, 2014. The increase in revenues resulted from increases in gains on mortgage loans held for sale, net, loan servicing fees, loan origination fees and interest and other income, offset by increased loan payoffs and principal amortization of MSRs and a negative change in the fair value of our MSRs.
Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2015 increased $25,162, or 21%, as compared to the nine months ended September 30, 2014, primarily due to the 5% increase in our originations volume and shifts in our channel mix. Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2015 were 147 basis points of loan originations compared to 128 basis points for the comparable period in 2014. The increase in basis point gain on sale was due primarily to an increase in our retail channel originations and a decrease in our correspondent originations, as further discussed in the Segment Results section. Loans originated in our retail channel generate higher revenue margins than loans originated through our other channels.
The increase in our loan servicing fees was a direct result of our higher average servicing portfolio of $17.9 billion during the nine months ended September 30, 2015, compared to an average servicing portfolio of $15.2 during the nine months ended September 30, 2014. The increase in our average servicing portfolio was the result of our increase in originations volume, partially offset by our sales of MSRs in the second half of 2014 and year to date 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 46 bps for the nine months ended September 30, 2015, compared to 42 bps for the nine months ended September 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that is government-backed loans, which have a higher servicing fee than conventional mortgages.
The increase in interest and other income was primarily a result of the 5% increase in mortgage loan originations during the nine months ended September 30, 2015 compared to September 30, 2014, as there is a direct correlation between interest and other income and mortgage loan origination activity.
Loan origination and other loan fees increased primarily as a result of the increase in the amount of loans originated during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as well as higher margins achieved by shifting our loan portfolio mix to increase originations made in the retail channel.

The increase in payoffs and principal amortization of our MSRs was driven primarily by the decrease in market interest rates during the first part of the nine months ended September 30, 2015, as well as the higher refinancing activity discussed in the Recent Industry Trends and Our Outlook section.
The decrease in the fair value of our MSRs was driven primarily by the decrease in market interest rates as well as the flattening of the yield curve during nine months ended September 30, 2015. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. The decrease was also driven by a loss on sale of mortgage servicing rights in the current period of $2,856, primarily related to our second quarter sale of GNMA MSRs and the estimated prepayment protection provision, given the fact that this GNMA pool consisted of mortgage loans with higher average mortgage rates. During the nine months ended September 30, 2014, we realized a gain on sale of MSRs of $1,158.
Expenses

Total expenses increased $30,063 or 18% for the nine months ended September 30, 2015, compared to the same period ended September 30, 2014. Total expenses have increased due to 1) a 5% increase in total originations and the related costs associated with higher originations; 2) an increase in retail originations, which is a higher cost origination channel with higher revenue as compared to our correspondent and wholesale channels; 3) a 17.4% increase in our average servicing portfolio and the related costs during the nine months ended September 30, 2015, compared to the same period ended September 30, 2014, including increased specialized servicing expertise required to manage the increased age of our servicing, which increases delinquencies and defaults; 4) higher regulatory compliance costs; and 5) executive severance expense.

With the expected compliance costs related to increased industry regulations, we expect to see an increase in total expenses. We plan to maximize our potential return by focusing on lowering expenses through continued investments in information technology and enhancing process efficiencies. We will invest in additional infrastructure to increase automation within our systems surrounding critical areas, particularly related to core operating systems, as well as corporate support areas. We believe these increases in investments will eventually lead to a decrease in expenses in relation to our origination volume over the long-term.

Salaries, commissions and benefits expense increased $15,296, or 14%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of increased headcount in revenue producing positions and in segment and corporate support areas related to the growth in all our segments, as well as executive severance related to our personnel changes to refine our strategy. Our total headcount increased from 1,095 employees at September 30, 2014 to 1,324 employees at September 30, 2015.

Interest expense increased $6,508, or 36%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to increased borrowings as a result of the increase in the volume of mortgage loans originated and funded in the current period and interest associated with increased borrowings related to financing our MSRs portfolio in the current period. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Occupancy, equipment and communication expenses increased $4,184, or 31%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The number of retail branches increased from 101 during the nine months ended September 30, 2014 to 107 during the nine months ended September 30, 2015. We expect occupancy levels to decrease in future periods, given the disposal of certain retail branches. However, we expect to see increases from comparable prior periods due to information technology costs resulting from our investment in additional infrastructure to increase automation within our systems, both in our core operations and corporate support areas.

Depreciation and amortization expense increased $2,797, or 76%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for actual or estimated losses with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $1,117, or 65%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As our loan originations increased throughout 2014 and the first half of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.

General and administrative expenses increased $2,395, or 9% , during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to the $1,191 impairment of certain long-lived assets related to the completed closures of seven of our retail branch locations as of September 30, 2015 and estimated expected closures of an additional 47 retail branch locations during the upcoming fourth quarter of 2015. Additionally, we incurred early termination contractual charges of $365 related to the seven closures that had occurred as of September 30, 2015. We have also experienced an increase in professional fees, regulatory expenses, marketing expenses, sales support expenses and travel expenses related to our originations and servicing portfolio growth.

We reported income tax benefits of $10,479 and $1,504 for the nine months ended September 30, 2015 and 2014, respectively, with an effective tax rate of 31.5% and 13.9%, respectively. The increase in income tax benefit is due primarily to an increase in our loss before income taxes for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in the effective tax rate was primarily due to the tax effect of temporary differences and the establishment of a $2,645 valuation allowance to offset our deferred tax assets at September 30, 2015.

Segment Results

	Nine Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$144,456	$—	$—	$9	$144,465
Changes in mortgage servicing rights valuation	—	(34,525)	—	—	(34,525)
Payoffs and principal amortization of mortgage servicing rights	—	(34,303)	—	—	(34,303)
Loan origination and other loan fees	21,180	—	887	—	22,067
Loan servicing fees	—	41,001	—	—	41,001
Interest and other income	22,554	—	5,282	125	27,961
Total revenues	188,190	(27,827)	6,169	134	166,666

Expenses
Salaries, commissions and benefits	90,704	6,554	1,582	22,662	121,502
General and administrative	14,346	1,738	485	12,517	29,086
Interest expense	16,005	5,830	2,438	388	24,661
Occupancy, equipment and communication	10,759	1,478	189	5,202	17,628
Provision for mortgage repurchases and indemnifications	589	—	—	—	589
Depreciation and amortization	4,678	354	308	1,128	6,468
Corporate allocations	19,742	2,735	249	(22,726)	—
Total expenses	156,823	18,689	5,251	19,171	199,934
Income (loss) before taxes	$31,367	$(46,516)	$918	$(19,037)	$(33,268)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Nine Months Ended September 30, 2014
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$119,289	$—	$—	$14	$119,303
Changes in mortgage servicing rights valuation	—	(23,439)	—	—	(23,439)
Payoffs and principal amortization of mortgage servicing rights	—	(14,319)	—	—	(14,319)
Loan origination and other loan fees	19,325	—	303	(68)	19,560
Loan servicing fees	—	32,315	—	—	32,315
Interest and other income	24,398	—	1,575	(321)	25,652
Total revenues	163,012	(5,443)	1,878	(375)	159,072

Expenses
Salaries, commissions and benefits	82,733	4,265	1,253	17,955	106,206
General and administrative	9,695	1,025	452	15,519	26,691
Interest expense	16,841	623	—	689	18,153
Occupancy, equipment and communication	7,879	1,333	150	4,082	13,444
Provision for mortgage repurchases and indemnifications	1,706	—	—	—	1,706
Depreciation and amortization	878	43	286	2,464	3,671
Corporate allocations	19,698	2,402	116	(22,216)	—
Total expenses	139,430	9,691	2,257	18,493	169,871
Income (loss) before taxes	$23,582	$(15,134)	$(379)	$(18,868)	$(10,799)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $31,367 and $23,582 during the nine months ended September 30, 2015 and 2014, respectively. This increase was the result of mortgage loan originations increasing 5% period over period and higher revenue margins from a strategic change in mix of originations to retail, offset by increased costs associated with higher originations, such as increased incentive compensation, an increased number of branch locations and other costs associated with managing growth of our retail channel and other regulatory costs.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2015 increased $25,167, or 21%, as compared to the nine months ended September 30, 2014 primarily due to the 5% increase in our originations volume. Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2015 were 147 bps of loan originations compared to 128 bps for the comparable period in 2014. The increased gain on sale in basis points was due primarily to an increase in our retail originations volume as seen in the tables below. Loans originated in our retail channel generate higher revenue margins than loans originated in other channels. Gains on mortgage loans held for sale, net consisted of the following components for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$33,505	34	$10,716	12	$22,789
Capitalized servicing rights	126,241	129	116,440	126	9,801
Economic hedge results	1,389	1	10,375	10	(8,986)
Provision for repurchases	(2,555)	(3)	(1,837)	(2)	(718)
Direct loan origination costs[1]	(14,115)	(14)	(16,391)	(18)	2,276
Gains on mortgage loans held for sale, net	$144,465	147	$119,303	128	$25,162

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the nine months ended September 30, 2015, compared to the comparable period in 2014, was primarily due to the increase in our loan origination volume, as well as the mix shift toward more retail production. These increases were partially offset by increases in the cost basis in acquiring/producing the higher loan volume.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The increase in our capitalized servicing rights component for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, relates to the increase in our loan origination volume and an increase in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. An increase in loan origination volume results in a higher level of MSRs asset creation. The rate at which we capitalize these servicing rights increased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC, GNMA) for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The decrease in our economic hedge results for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily relates to the decrease attributed to the net volume change period over period of interest rate lock commitments and loans held for sale.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. The increase in our provision for repurchase/indemnification obligation for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, relates to the 13% increase in loan sales period over period and an increase in the rate at which we reserve upon loan sale

Direct loan origination costs - Stonegate offsets its gains/losses on mortgage loans held for sale, as described by the various categories above, with certain direct loan origination costs. These direct costs primarily relate to the following two circumstances:

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

The decrease in direct loan origination costs for the for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, relates to a change in FNMA fee structure in the current period.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the nine months ended September 30, 2015 increased $1,855, or 10%, compared to the comparable period in 2014, due to higher origination volume and an increase in retail direct (Stonegate Direct) originations, which have higher fees than correspondent originations. Our loan origination and other loan fees as a percentage of total originations were 22 bps and 21 bps for the nine months ended September 30, 2015 and 2014, respectively. The following table illustrates mortgage loan originations by type for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	$	% Total	$	% Total
Conventional	$5,218,664	54%	$5,089,751	55%
Government insured	4,113,179	42%	3,934,638	42%
Non-agency/Other	429,476	4%	241,543	3%
Total mortgage loan originations	$9,761,319	100%	$9,265,932	100%
The following is a summary of mortgage loan origination volume by channel for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015			2014
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	9,049	$2,035,216	21%	5,824	$1,303,658	14%
Wholesale	7,090	2,005,116	20%	8,478	2,023,318	22%
Correspondent	25,752	5,720,987	59%	29,857	5,938,956	64%
Total mortgage loan originations	41,891	$9,761,319	100%	44,159	$9,265,932	100%
The increased volume in the retail channel, particularly Stonegate Direct, during the nine months ended September 30, 2015 is reflective of our strategy to grow this type of origination volume. We believe Stonegate Direct offers us a lower cost basis of generating MSRs due to the higher cash gain on sale and fee income. Our Stonegate Direct division continues to grow, as we believe our customers have a growing demand for online business.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$5,963	$8,089	$11,286	$90,129	$3,690	$119,157	1%
620-680	134,704	249,507	296,954	1,723,887	16,227	2,421,279	25%
681-719	213,657	362,984	315,525	1,242,558	19,021	2,153,745	22%
>719	1,139,482	1,589,648	676,282	1,633,505	28,221	5,067,138	52%
Total mortgage loan originations	$1,493,806	$2,210,228	$1,300,047	$4,690,079	$67,159	$9,761,319	100%
% Total	15%	23%	13%	48%	1%	100%

	Nine Months Ended September 30, 2014
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$2,040	$2,762	$3,321	$19,474	$1,614	$29,211	—%
620-680	167,334	333,599	251,768	1,507,610	24,839	2,285,150	25%
681-719	254,392	449,878	258,391	1,094,159	19,080	2,075,900	22%
>719	963,907	1,661,596	609,354	1,609,160	31,654	4,875,671	53%
Total mortgage loan originations	$1,387,673	$2,447,835	$1,122,834	$4,230,403	$77,187	$9,265,932	100%
% Total	15%	26%	12%	46%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment decreased $1,844 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in interest and other income was primarily a result of lower average coupon rates during the nine months ended September 30, 2015, as compared to September 30, 2014, partially offset by an increase in mortgage loan originations, as there is a direct correlation between interest and other income and mortgage loan origination. The average coupon rate was 3.80% during the nine months ended September 30, 2015 compared to 4.05% during the nine months ended September 30, 2014. As government insured loans carry a higher average coupon rate, we expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment increased $7,971, or 10%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of increasing revenue-producing positions during the latter half of 2014, resulting in higher incentive compensation, as well as executive severance related to our personnel changes to refine our strategy. Headcount related to our Originations segment increased from 797 employees at September 30, 2014 to 962 employees at September 30, 2015.

General and Administrative Expenses

General and administrative expenses related to our Originations segment increased $4,651, or 48%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due primarily to our originations growth. We have experienced an increase in regulatory expenses, professional fees, sales support expenses and marketing expenses, as we continue to manage our origination growth. Additionally, we recognized $1,191 impairment of certain long-lived assets related to the completed closures of seven of our retail branch locations as of September 30, 2015 and estimated expected closures of an additional 47 retail branch locations during the upcoming fourth quarter of 2015. Additionally, we incurred early termination contractual charges of $365 related to the seven closures that had occurred as of September 30, 2015. We expect that general and administrative costs will decrease in future quarters, especially as we carry out our strategy refinements, due to management's focus on cost reductions and increased operational efficiencies.

Interest Expense

Interest expense related to our Originations segment decreased $836, or 5%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to increased payoffs given the favorable interest rate environment for the borrower, offset by the increase in the volume of mortgage loans originated and funded in the current period. We expect that interest expense will move in direct correlation to changes in our origination trends and borrowings in future periods.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $2,880, or 37%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our number of mortgage loan branches increased from 101 during the nine months ended September 30, 2014 to 107 during the nine months ended September 30, 2015. We do not expect the same level of growth in occupancy levels in future periods, given the sale or disposal and closure of certain retail branches. We completed the closure of seven retail branches as of September 30, 2015 and expect to close and sell approximately 67 more retail branches during the fourth quarter 2015. However, we expect to see increases from comparable prior periods due to information technology costs resulting from our investment in additional infrastructure to increase automation within our systems, both in our core operations and corporate support areas.

Provision for Mortgage Repurchases and Indemnification - Change in Estimate

Provision for mortgage repurchases and indemnification - change in estimate is recorded in the current period when the Company determines that additional reserve is needed for estimated losses to be incurred with respect to representations, warranties and indemnifications made in connection with our loan sales that may likely exceed the initial reserve established at the time of the sale. This initial reserve is included within the gains on mortgage loans held for sale, net line item in our consolidated statements of operations. The provision for mortgage repurchases and indemnification - change in estimate decreased $1,117, or 65%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As our loan originations increased throughout 2014 and the first half of 2015, we have been able to gather information and trends which allow us to better forecast our estimated losses and we expect our provision for mortgage repurchases and indemnifications - change in estimate to continue to decrease in comparison to prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $3,800 during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to increased property and equipment expenditures resulting from our overall growth.
Servicing

The Servicing segment incurred losses before taxes of $46,516 and $15,134 during the nine months ended September 30, 2015 and 2014, respectively, due primarily to increased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period. This increase in principal runoff was due to the lower interest rate environment present throughout the nine months ended September 30, 2015, during which refinance activity and prepayment speeds increased. Additionally, we experienced higher loan servicing revenues and expenses as we continue to grow the UPB amount of our mortgage servicing portfolio. The decrease was also a result of change in our MSRs valuation as discussed below.

The following is a summary of certain metrics specific to the Servicing segment for the nine months ended September 30, 2015 and 2014:

	As of September 30,
	2015	2014
Servicing Portfolio UPB	$18,165,025	17,667,017
Number of Loans Serviced (units)	92,740	95,650
Weighted Average Coupon	4.00%	4.05%
Weighted Average Age (in months)	13	12
90+ day Delinquency Rate	0.59%	0.62%
Weighted Average FICO score	722	731
Weighted Average Servicing Fee (in basis points)	30	28
Capitalized Loan Servicing Portfolio	$201,661	$227,795
Capitalized Servicing Rate	1.11%	1.30%
Capitalized Servicing Multiple	3.75	4.61

	Nine Months Ended September 30,
	2015	2014
Gross Constant Prepayment Rate[1]	20.33%	7.10%
Adjusted Constant Prepayment Rate[2]	15.04%	6.00%
Average Total Loan Servicing Portfolio	$17,859,881	$15,212,376
Average Capitalized Loan Servicing Portfolio	$196,907	$201,425
Payoffs and Principal Curtailments of Capitalized Portfolio	$2,319,299	$833,560
Sales of Capitalized Portfolio	$6,286,256	$1,932,431

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

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the nine months ended September 30, 2015 was driven primarily by the decrease in market interest rates and flattening of the yield curve during the nine months ended September 30, 2015. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the nine months ended September 30, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2014 and, at September 30, 2015, mortgage rates also remained flat in comparison to rates at December 31, 2014. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The weighted average coupon of our MSRs portfolio also remained flat during the nine months ended September 30, 2014 and mortgage rates were lower in comparison to rates at December 31, 2013. Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

The decrease was also driven by a loss on sale of mortgage servicing rights in the current period of $2,856, primarily related to our second quarter sale of GNMA MSRs and the estimated prepayment protection provision, given the fact that this GNMA pool consisted of mortgage loans with higher average mortgage rates. During the nine months ended September 30, 2014, we realized a gain on sale of MSRs of $1,158.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the nine months ended September 30, 2015, this amount decreased the value of our MSRs by $34,303, compared to $14,319 during the nine months ended September 30, 2014. The increase in run-off and paid off loans correlates with a 186% increase in constant prepayment speeds during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as well as a 17.4% increase in our average servicing portfolio.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Contractual servicing fees	$38,740	$31,025
Late fees	2,261	1,290
Loan servicing fees	$41,001	$32,315

Servicing fees as a percentage of average portfolio (annualized)	0.46%	0.42%
Our loan servicing fees increased to $41,001 during the nine months ended September 30, 2015 from $32,315 during the nine months ended September 30, 2014. The 27% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of 17.9 billion during the nine months ended September 30, 2015, compared to an average servicing portfolio of $15.2 during the nine months ended September 30, 2014. Our loan servicing fees, as an annualized percentage of our average servicing portfolio, were 46 bps for the nine months ended September 30, 2015, compared to 42 bps for the nine months ended September 30, 2014. The increase in servicing fees in basis points is due to the increase in the percentage of the portfolio that are government backed loans, which have a higher servicing fee than conventional mortgages.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment increased $2,289, or 54%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily as a result of increased headcount due to growth in our servicing portfolio and the increased age of the portfolio, which increases delinquencies and defaults on the portfolio. In addition, the shift toward more government insured origination volume may require more specialized servicing expertise. We also incurred executive severance related to our personnel changes to refine our strategy during the nine months ended September 30, 2015. Headcount related to our Servicing segment increased from 81 employees at September 30, 2014 to 99 employees at September 30, 2015, as we continue to add support staff in the quality control and default management areas.

General and Administrative Expenses

General and administrative expenses related to our Servicing segment increased $713, or 70%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily as a result of increased expenses attributable to our growth, such as those related to increased professional fees, quality control and printing of statements required to service the loans.

Interest Expense

Interest expense related to our Servicing segment increased $5,207 during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to interest associated with our MSRs secured borrowings entered into during June and December of 2014, as well as increased loans paid off by customers during the period, for which we are responsible for remitting to the investors interest accrued between the payoff date and month end.

Occupancy, Equipment and Communication Expenses

Occupancy, equipment and communication expenses increased $145, or 11%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily as a result of increased expenses attributable to our servicing portfolio growth and the related increase in staffing. We anticipate continued increases in information technology costs to support our strategic growth of the Servicing segment.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $311 during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily as a result of amortization of software attributable to our increased investment in information technology to support our servicing portfolio growth and the related increase in staffing.

Loss on Disposal and Impairment of Long-Lived Assets

The loss on disposal and impairment of long-lived assets attributable to our Servicing segment during the nine months ended September 30, 2015 is related to foreclosed properties resulting from the seasoning of our MSRs portfolio and the shift to government-backed loans, which result in higher delinquencies and default costs.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $918 and a loss before income taxes of $379 during the nine months ended September 30, 2015 and 2014, respectively. The income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $2.4 billion during the nine months ended September 30, 2015 from $1.3 billion during the nine months ended September 30, 2014. The loss in the prior period is due to the increased expenses associated with growing the business, including indirect costs allocated to the segment in 2014 as a result of increased headcount to support the fulfillment services needed to generate the revenues we are seeing in the current period. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $4,291 during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to our overall lending activity growth. The following details the increases in total revenues:

•
Our loan origination and other loan fees during the nine months ended September 30, 2015 increased $584, compared to the comparable period in 2014, due to higher origination volume, as discussed above.

•
The increase in interest and other income was primarily a result of the increase in warehouse loan originations funded during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment increased $2,994 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to our overall lending activity growth and directly allocating headcount to support the growth of the business. The following details the increases in total expenses:

•	Salaries, commissions and benefits increased $329. Headcount related to our Financing segment increased to 23 employees at September 30, 2015 from 21 employees at September 30, 2014.

•	The interest expense of $2,438 attributable to our Financing segment is related to the utilization of our NMF line with Merchants Bancorp.

Regulation

Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how residential mortgage loan originators and servicers conduct business and has increased their regulatory compliance costs. In particular, on August 1, 2014 the CFPB promulgated the TILA-RESPA Integrated Disclosure rule that integrates the mortgage loan disclosures required under TILA and sections 4 and 5 of RESPA. The TILA-RESPA Integrated Disclosure rule contains new requirements and two new disclosure forms that borrowers will receive in the process of applying for and consummating a mortgage loan. The implementation of these new forms and related requirements has necessitated significant operational and technological expenses and changes for the entire mortgage origination industry, and for our mortgage origination business in particular. The rule became effective October 3, 2015.

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

Recent Accounting Developments:

ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" was issued in August 2015. This update extends the effective date of ASU 2014-09 by one year. The new guidance will be effective for us beginning on January 1, 2018. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

ASU No. 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" was issued in September 2015. This update requires that an acquirer 1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, 2) record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date, and 3) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance will be effective for us beginning on January 1, 2016. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.
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

Our financing strategy primarily consists of entering into various mortgage funding arrangements with major financial institutions, as well as regional banks. We believe this provides us with a stable, low-cost, diversified source of funds to finance our business. On January 29, 2015, we signed a Mortgage Repurchase Agreement with Wells Fargo with a maximum borrowing capacity of $200,000. The borrowing facility is comparable to the repurchase facilities that the Company has in place with other financial institutions, and is designed to finance newly originated conventional, government and jumbo residential mortgages originated or purchased by the Company. The facility is uncommitted and matures on January 30, 2016.

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
Cash Flows
Our unrestricted cash balance decreased from $45,382 as of December 31, 2014 to $40,527 as of September 30, 2015. The following discussion summarizes the changes in our unrestricted cash balance for the six months ended September 30, 2015 and 2014:
Operating Activities
Our operating activities provided $43,630 and used $600,433 of cash flow for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided by operating activities was primarily due to selling our loans at a faster rate than the prior period. These positive operating cash outflows were partially offset by an increase in restricted cash associated with the funding under our agreement with Guaranty Bank on September 30, 2015 for the repurchase of eligible loans from GNMA. As funds are utilized for loan repurchases, we expect our operating activities used in restricted cash to decrease.
Investing Activities
Our investing activities provided $45,908 of cash flow for the nine months ended September 30, 2015 and used $15,023 of cash flow for the same period in the prior year. The increase in cash provided by investing activities was primarily due to the proceeds received from the sales of nearly $6.3 billion of MSRs in the current period to unrelated third parties in four separate transactions and our previous investment in the subordinated debt of Merchants Bancorp entered into during the second quarter of 2014 in order to facilitate the financing of WLOCs in our Financing segment. This increase was partially offset by purchases of property and equipment.
Financing Activities
Our financing activities used $94,393 and provided $631,100 of cash flow for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used by financing activities was primarily due to the timing of borrowings versus repayments under our various mortgage funding arrangements. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.

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
Credit Risk
We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate. For additional information, refer to Note 6 “Derivative Financial Instruments” to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of September 30, 2015, approximately $525,883, or 50%, of our total $1,043,449 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 50% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.65%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of September 30, 2015. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended September 30, 2015.
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
We used September 30, 2015 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the cannels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of September 30, 2015 and December 31, 2014, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
September 30, 2015	$(3,314)	$437
December 31, 2014	(2,341)	551
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have a MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of September 30, 2015, refer to Note 11, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended September 30, 2015, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2014 and, at September 30, 2015, mortgage rates were lower than they were at December 31, 2014. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of September 30, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
September 30, 2015	$(97,758)	$(44,201)	$(20,714)	$18,345	$34,749	$61,518
December 31, 2014	(95,045)	(48,810)	(23,505)	20,225	37,764	67,609
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
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2015, see the “Litigation” section of Note 15, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Stonegate Mortgage Corporation
Registrant

Date: November 5, 2015	By:	/S/ Robert B. Eastep
Robert B. Eastep
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

4.2	Form of Indenture (incorporated by reference to Exhibit 4.5 of Stonegate Mortgage Corporation S-3 filed January 14, 2015 (File No. 001-201507))

10.1*	Master Loan Purchase and Servicing Agreement, dated September 11, 2015, by and between Guaranty Bank and Stonegate Mortgage Corporation

10.2†
Separation and Release Agreement, by and between Stonegate Mortgage Corporation and James J. Cutillo, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015 (File No. 001-36116))

10.3†
Consulting Agreement, by and between Stonegate Mortgage Corporation and James J. Cutillo, dated September 1, 2015 (incorporated by reference to Exhibit 10.2 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015 (File No. 001-36116))

10.4†
Letter Agreement between Stonegate Mortgage Corporation and Richard A. Kraemer, dated September 1, 2015 (incorporated by reference to Exhibit 10.3 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015 (File No. 001-36116))

10.5†
Offer Letter from Stonegate Mortgage Corporation to James V. Smith, dated August 28, 2015 (incorporated by reference to Exhibit 10.4 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015 (File No. 001-36116))

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