Form 10-Q
period 2016-03-31
STONEGATE MORTGAGE CORP
filed 2016-05-10
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2016
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 4, 2016
Common Stock, $0.01 par value	25,817,744 shares

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2016

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$29,466	$32,463
Restricted cash	5,027	4,045
Mortgage loans held for sale, at fair value	697,694	645,696
Servicing advances, net	17,745	19,374
Derivative assets	17,681	12,160
Mortgage servicing rights, at fair value	171,676	199,637
Property and equipment, net	21,052	22,923
Loans eligible for repurchase from GNMA	84,006	80,794
Warehouse lending receivables	182,762	199,215
Goodwill and other intangible assets, net	6,781	6,902
Subordinated loan receivable	30,000	30,000
Other assets	22,934	27,417
Total assets	$1,286,824	$1,280,626

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	412,750	492,799
Secured borrowings - mortgage servicing rights	92,069	77,069
Secured borrowings - eligible GNMA loan repurchases	36,227	37,615
Mortgage repurchase borrowings	384,560	279,421
Warehouse lines of credit	883	1,306
Operating lines of credit	4,997	5,000
Accounts payable and accrued expenses	21,874	23,544
Derivative liabilities	8,976	2,517
Reserve for mortgage repurchases and indemnifications	5,798	5,536
Liability for loans eligible for repurchase from GNMA	84,006	80,794
Deferred income tax liabilities, net	758	2,364
Other liabilities	9,515	11,033
Total liabilities	$1,062,413	$1,018,998

Commitments and contingencies - Note 15

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued: 25,867,117 and outstanding: 25,817,744 at March 31, 2016; shares issued: 25,845,566 and outstanding: 25,796,193 at December 31, 2015	264	264
Additional paid-in capital	271,212	270,906
Retained earnings	(47,065)	(9,542)
Total stockholders’ equity	224,411	261,628

Total liabilities and stockholders’ equity	$1,286,824	$1,280,626

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Revenues
Gains on mortgage loans held for sale, net	$23,122	$45,001
Changes in mortgage servicing rights valuation	(35,720)	(24,190)
Payoffs and principal amortization of mortgage servicing rights	(7,249)	(13,766)
Loan origination and other loan fees	4,462	5,347
Loan servicing fees	13,446	14,339
Interest and other income	6,915	8,189
Total revenues	4,976	34,920

Expenses
Salaries, commissions and benefits	23,226	29,438
General and administrative expense	7,014	7,402
Interest expense	7,249	8,024
Occupancy, equipment and communication	4,247	4,225
Depreciation and amortization expense	2,546	1,710
Total expenses	44,282	50,799

Loss before income tax benefit	(39,306)	(15,879)
Income tax benefit	(1,783)	(6,326)
Loss from continuing operations, net of tax	(37,523)	(9,553)
Loss from discontinued operations, net of tax	—	(1,566)
Net loss attributable to common stockholders	$(37,523)	$(11,119)

Basic loss per share:
From continuing operations	$(1.45)	$(0.37)
From discontinued operations	$—	$(0.06)
Total basic loss per share	$(1.45)	$(0.43)

Diluted loss per share:
From continuing operations	$(1.45)	$(0.37)
From discontinued operations	$—	$(0.06)
Total diluted loss per share	$(1.45)	$(0.43)

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	25,781	$264	$—	$267,083	$12,728	$280,075
Net loss	—	—	—	—	—	—	(11,119)	(11,119)
Stock-based compensation expense	—	—	—	—	—	822	—	822
Balance at March 31, 2015	—	$—	25,781	$264	$—	$267,905	$1,609	$269,778

Balance at December 31, 2015	—	$—	25,796	$264	$—	$270,906	$(9,542)	$261,628
Net loss	—	—	—	—	—	—	(37,523)	(37,523)
Stock-based compensation expense	—	—	—	—	—	306	—	306
Issuance of common stock	—	—	22	—	—	—	—	—
Balance at March 31, 2016	—	$—	25,818	$264	$—	$271,212	$(47,065)	$224,411

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(37,523)	$(11,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,546	1,781
Loss on disposal and impairment of long lived assets	17	6
Amortization of debt issuance facility fees	419	—
Gains on mortgage loans held for sale, net	(23,122)	(44,820)
Changes in mortgage servicing rights valuation	35,720	24,190
Payoffs and principal amortization of mortgage servicing rights	7,249	13,766
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	—	86
Stock-based compensation expense	306	822
Income tax benefit	(1,783)	(7,096)
Change in fair value of contingent earn-out liabilities	—	24
Payments of contingent earn-out liabilities in excess of original fair value estimate	—	(406)
Proceeds from sales and principal payments of mortgage loans held for sale	1,969,049	3,151,393
Originations and purchases of mortgage loans held for sale	(2,011,187)	(3,050,249)
Repurchases and indemnifications of previously sold loans	(6,977)	(10,748)
Repurchases of eligible GNMA loans	(2,207)	—
Principal payments on eligible GNMA loans	2,087	—
Changes in operating assets and liabilities:
Restricted cash	(982)	1,436
Servicing advances	2,193	862
Warehouse lending receivables	16,453	(79,031)
Other assets	2,588	(736)
Accounts payable and accrued expenses	640	2,701
Other liabilities	(1,245)	1,106
Net cash used in operating activities	(45,759)	(6,032)
Investing activities
Net proceeds from sale of mortgage servicing rights	5,879	28,439
Proceeds from sale of property and equipment	11	—
Purchases of property and equipment	(887)	(3,242)
Capitalized long-lived assets	(258)	—
Purchase of mortgage servicing rights	—	(86)
Net cash provided by investing activities	4,745	25,111
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	3,061,839	4,562,392
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(3,038,564)	(4,568,850)
Proceeds from borrowings under mortgage funding arrangements - MSRs	30,000	5,000
Repayments of borrowings under mortgage funding arrangements - MSRs	(15,000)	(9,912)
Payments of contingent earn-out liabilities not exceeding original fair value estimate	(273)	(468)
Payments of debt issuance costs	15	(132)
Net cash (used in) provided by financing activities	38,017	(11,970)

Change in cash and cash equivalents	(2,997)	7,109
Cash and cash equivalents at beginning of period	32,463	45,382
Cash and cash equivalents at end of period	$29,466	$52,491

Supplemental Cash Flow Information:
Cash paid for interest	$7,043	$8,840
Cash paid for taxes	$81	$68

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
March 31, 2016
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

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2015, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of December 31, 2015 and for the three months ended March 31, 2016 and 2015 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 included in its 2015 Annual Report on Form 10-K.
During 2015, the Company decided to dispose of certain retail branches, or components of its Originations segment, and the assets associated with them, either through sale or disposal other than by sale. The Company has determined that the disposal of these retail branches met the criteria for presentation and disclosure as discontinued operations. Additional lines of detail in the Consolidated Statements of Operations have been presented to reflect the remaining operations of the Company. In addition, certain prior period amounts have been reclassified to conform to the current period presentation on the Consolidated Statements of Operations and within the Notes to Consolidated Financial Statements. Discontinued operation amounts for the three months ended March 31, 2016 are immaterial and are therefore not being presented separately.
During 2015, the Company identified immaterial errors in its previously issued Consolidated Statements of Cash Flows. These immaterial errors impacted the line items “Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” and “Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” in an exact offsetting manner, such that the subtotal “Net cash provided by financing activities” was not misstated. For the three months ended March 31, 2015, the offsetting misstatement was a decrease of $817,164.

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

Recent Accounting Developments:

ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" was issued in August 2014. This update is intended to define management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosure. The new guidance was effective for the Company beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on its financial statements.

ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" was issued in February
2015. This update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.
The amendments in this update affect the following areas: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or a service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary determination, 4) the effect of related parties on the primary beneficiary determination, and 5) certain investment funds. The new guidance was effective for the Company beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on its financial statements.

ASU No. 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" was issued in April 2015. This update is to simplify presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The new guidance was effective for the Company beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on its financial statements.

ASU No. 2015-05 "Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" was issued in April 2015. This update provides guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. The new guidance was effective for the Company beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on its financial statements.

ASU No. 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" was issued in September 2015. This update requires that an acquirer 1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, 2) record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date, and 3) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance was effective for the Company beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on its financial statements.

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

ASU 2016-05, "Derivatives and Hedging (Topic 815)" was issued in March 2016. This update relates to "Novation," replacing one of the parties to a derivative financial instrument with a new party. The issue is whether this change results in a requirement to dedesignate that hedging relationship and therefore discontinue the application of hedge accounting. The amendments apply to hedging instruments under Topic 815. The new guidance will be effective for the Company beginning on January 1, 2017 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

ASU 2016-06, "Derivatives and Hedging (Topic 815)" was issued in March 2016. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The new guidance will be effective for the Company beginning on January 1, 2017 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

ASU 2016-07, "Investments-Equity Method and Joint Ventures" was issued March 2016. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result in the increase in the level of ownership interest. The amendments eliminates requirements for the investor to adjust the financials retroactively for previous periods. The new guidance will be effective for the Company beginning on January 1, 2017 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

ASU 2016-08, "Revenue from Contracts with Customers" was issued March 2016. This amendment is related to Updates 2014-09 and 2015-14. This amendment affects entities with transactions within the scope of Topic 606. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of goods and services to customers in an amount that reflects consideration that the entity expects to receive. The amendment clarifies the implementation guidance on principal vs. agent considerations. The new guidance will be effective for the Company beginning on January 1, 2018 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" was issued March 2016. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these type of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for the Company beginning on January 1, 2017 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

ASU 2016-10, "Revenue from Contracts with Customers" was issued April 2016. This amendment is related to Updates 2014-09 and 2015-14, and 2016-08 below This amendment affects entities with transactions within the scope of Topic 606. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of goods and services to customers in an amount that reflects consideration that the entity expects to receive. The amendment clarifies the implementation guidance on identifying performance obligations and the licensing provisions of the guidance. The new guidance will be effective for the Company beginning on January 1, 2018 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

3. Discontinued Operations

In 2015, the Company made the decision to dispose of certain retail branches, or components of its Originations segment, either by sale or closure to better manage the expenses associated with retail originations. The Company completed the closure of sixty-two of its retail branches as of December 31, 2015. Under the new guidance of Accounting Standards Update ("ASU") No. 2014-08, the Company determined that the disposal of these retail branches represented a major strategic shift in its operations and, therefore, should be presented and disclosed as discontinued operations. There were no new additional discontinued operations during the first quarter of 2016, however, transactions related to the 2015 discontinued operations are reflected below.

The results of 2015 discontinued operations are summarized below:

Three Months Ended March 31,
2015
Total revenues	$9,399
Total expenses	11,732
Income before income taxes	(2,333)
Income tax expense	(767)
Income from discontinued operations, net of tax	$(1,566)

Total expenses for the three months ended March 31, 2015 includes salaries, commissions and benefits expense of $8,510, general and administrative expense of $1,130 and occupancy, equipment and communication expense of $1,636.

Cash flows from discontinued operations related to depreciation expense and capital expenditures were $71 and $182 for the three months ended March 31, 2015, respectively.

A total of $2,900 in mortgage loans held for sale, at fair value, and related debt from discontinued operations is included on the Company's March 31, 2016 balance sheet.

4. Loss Per Share

The following is a reconciliation of net loss attributable to common stockholders and a table summarizing the basic and diluted loss per share calculations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net loss:
Loss from continuing operations, net of tax	$(37,523)	$(9,553)
Loss from discontinued operations, net of tax	$—	$(1,566)
Net loss attributable to common stockholders	$(37,523)	$(11,119)

Weighted average shares outstanding (in thousands):
Denominator for basic loss per share – weighted average common shares outstanding	25,804	25,781
Denominator for diluted loss per share	25,804	25,781

Basic loss per share:
From continuing operations	$(1.45)	$(0.37)
From discontinued operations	$—	$(0.06)
Total loss attributable to common stockholders	$(1.45)	$(0.43)

Diluted loss per share:
From continuing operations	$(1.45)	$(0.37)
From discontinued operations	$—	$(0.06)
Total loss attributable to common stockholders	$(1.45)	$(0.43)

During the three months ended March 31, 2016 and 2015, weighted average shares of 617 and 1,563, respectively, were excluded from the denominator for diluted loss per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of March 31, 2016 and December 31, 2015:

March 31, 2016:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,431,631	Derivative assets/liabilities	$16,999	$(77)

MBS forward sales contracts	1,741,218
MBS forward purchase contracts	494,800
Total MBS forward trades	2,236,018	Derivative assets/liabilities	682	(8,899)
Total derivative financial instruments	$3,667,649		$17,681	$(8,976)

December 31, 2015:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,169,768	Derivative assets/liabilities	$10,596	$(334)

MBS forward sales contracts	1,705,995
MBS forward purchase contracts	522,800
Total MBS forward trades	2,228,795	Derivative assets/liabilities	1,564	(2,183)
Total derivative financial instruments	$3,398,563		$12,160	$(2,517)

The following summarizes the effect of the Company’s derivative financial instruments and related changes in estimated fair value of mortgage loans held for sale on its consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Interest rate lock commitments	$6,659	$16,102
MBS forward trades	(7,597)	(2,004)
Net derivative (losses) gains	(938)	14,098

Gains from changes in estimated fair value of mortgage loans held for sale[1]	4,353	88
	$3,415	$14,186

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

The Company has entered into agreements with derivative counterparties, a portion of which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. However, with respect to this portion of its derivatives, the Company presents such amounts on a gross basis as show in the table above. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of March 31, 2016 and December 31, 2015, counterparties held $5,027 and $4,045, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $3,190 and a net credit gain position of $3,426 at March 31, 2016 and December 31, 2015, respectively, to those counterparties. For the three months ended March 31, 2016 and 2015, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Conventional [1]	$214,375	$230,438
Government insured [2]	442,013	357,442
Non-agency/Other	41,306	57,816
Total mortgage loans held for sale, at fair value	$697,694	$645,696

1 Conventional includes FNMA and FHLMC mortgage loans, as well as mortgage loans to various housing agencies.
2 Government insured includes GNMA mortgage loans. GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans, as well as mortgage loans to various housing agencies.

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of March 31, 2016, the Company had pledged $651,657 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $46,037 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2015, the Company had pledged $611,926 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $33,770 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 11 “Debt” for additional information related to the Company’s outstanding borrowings as of March 31, 2016 and December 31, 2015.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$656,431	$647,517	$603,778	$601,499
90 or more days delinquent[1]	41,263	43,092	41,918	42,918
Total	$697,694	$690,609	$645,696	$644,417
1 Includes $31,231 and $31,962 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as described in Note 8 - Fair Value Measurements, as of March 31, 2016, and $34,540 and $35,547 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as of December 31, 2015.

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

The Company’s total mortgage servicing portfolio as of March 31, 2016 and December 31, 2015 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	March 31, 2016	December 31, 2015
FNMA	$5,703,362	$5,468,904
GNMA:
FHA	4,061,421	3,990,276
VA	2,836,470	2,731,822
USDA	845,792	805,783
FHLMC	4,529,691	4,449,796
Other Investors	91,041	74,150
Total mortgage servicing portfolio	$18,067,777	$17,520,731

MSRs balance	$171,676	$199,637

MSRs balance as a percentage of total mortgage servicing portfolio	0.95%	1.14%

A summary of the changes in the balance of MSRs for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$199,637	$204,216
MSRs originated in connection with loan sales	21,146	34,583
MSRs sold and derecognized	(6,243)	(30,150)
Purchased MSRs	—	86
Changes in valuation inputs and assumptions[1]	(35,615)	(24,389)
Actual portfolio runoff (payoffs and principal amortization)	(7,249)	(13,766)
Balance at end of period	$171,676	$170,580

1 Represents the unrealized portion of the "Changes in mortgage servicing rights valuation" on the Company's consolidated statements of operations The Company realized $105 related to losses on the sale of MSRs and $199 related to gains on the sale of MSRs for the three months ended March 31, 2016 and 2015, respectively.

In 2015, the Company entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The sales will occur monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

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

The following table sets forth information related to outstanding loans sold as of March 31, 2016 and December 31, 2015 for which the Company has continuing involvement:

	March 31, 2016	December 31, 2015
Total unpaid principal balance	$18,067,777	$17,520,731
Loans 30-89 days delinquent	$243,129	$307,736
Loans delinquent 90 or more days or in foreclosure	$117,484	$114,298

The key weighted average assumptions (or range of assumptions), based on market participant inputs for the industry, used in determining the fair value of the Company’s MSRs as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	16.8%	13.0%
GNMA:
FHA	12.8%	11.5%
VA	11.0%	8.8%
USDA	13.6%	10.5%
FHLMC	15.1%	11.6%
Other Investors	15.8%	12.4%
Cost of servicing (per loan)	$86	$85

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

In addition to the assumptions provided above, the Company uses assumptions for delinquency rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for delinquency rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
FNMA	4.00%	4.01%
GNMA:
FHA	6.56%	6.58%
VA	6.50%	6.52%
USDA	6.48%	6.53%
FHLMC	3.95%	3.94%
Other Investors	6.31%	6.37%

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016	% of Average Portfolio	December 31, 2015	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(6,956)	4%	$(8,578)	4%
Impact of discount rate + 2%	$(13,377)	8%	$(16,470)	8%
Impact of discount rate + 3%	$(19,321)	11%	$(23,753)	12%

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,821)	3%	$(5,502)	3%
Impact of prepayment speed * 110%	$(11,392)	7%	$(10,792)	5%
Impact of prepayment speed * 120%	$(21,842)	13%	$(20,778)	10%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,244)	1%	$(1,365)	1%
Impact of cost of servicing * 110%	$(2,488)	1%	$(2,731)	1%
Impact of cost of servicing * 120%	$(4,976)	3%	$(5,462)	3%

As the table demonstrates, the Company’s methodology for estimating the fair value of MSRs is sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSRs fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSRs fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of March 31, 2016 and December 31, 2015, the Company had pledged $171,073 and $199,007, respectively, in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. Refer to Note 11 “Debt” for additional information related to the Company’s outstanding borrowings as of March 31, 2016 and December 31, 2015.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Contractual servicing fees	$12,705	$13,529
Late fees	741	810
Loan servicing fees	$13,446	$14,339

Servicing fees as a percentage of average portfolio (annualized)	0.30%	0.31%

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

The following describes the methods used in estimating the fair values of certain financial statement items:

Mortgage Loans Held for Sale: The majority of the Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's mortgage loans held for sale consist of 1) loans deemed non-saleable prior to sale to the GSEs; 2) loans repurchased from the GSEs that have subsequently been deemed to be non-saleable to GSEs when certain representations and warranties are breached; and 3) loans actually repurchased from GNMA securities pursuant to the Company's unilateral right, as servicer, to repurchase such GNMA loans it had previously sold. The fair values of the loans deemed non-saleable to the GSEs are estimated using a discounted cash flow analysis with significant unobservable inputs, such as prepayment speeds, default rates, the spread between bid and ask prices and loss severities, which are identified as Level 3 inputs. Loans repurchased from GNMA pools are estimated in the manner described in the Loans Eligible for Repurchase from GNMA discussion below. These loans are also considered Level 3.

Derivative Financial Instruments: The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of the MSRs and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of commission expenses. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. With respect to its IRLCs, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its IRLCs.

Mortgage Servicing Rights: The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains valuations from an independent third party on a monthly basis, to support the reasonableness of the fair value estimate generated by the internal model. Therefore, the Company classifies MSRs as Level 3. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. In valuing the fair value of MSRs, the Company uses a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a flat rate environment. The Company believes that the use of the forward yield curve better represents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

Loans Eligible for Repurchase from GNMA: The Company uses a liquidation based discounted cash flow analysis to estimate the fair value of the assets and liabilities on the balance sheet for certain delinquent government guaranteed or insured mortgage loans from GNMA guaranteed pools in its servicing portfolio. Therefore, the Company classifies loans from GNMA as Level 3. The Company's right to purchase such loans arises as the result of the borrower's failure to make payments for at least 90 days preceding the month of repurchase by the Company and provides an alternative to the Company's obligation to continue advancing principal and interest at the coupon rate of the related GNMA security. The key assumptions used in the discounted cash flow analysis include the Company's historical ability to make the GNMA loan salable, by becoming current either through the borrower's performance or through completion of a modification of the loan's terms, and the Company's historical ability to receive insurance reimbursements for related claims filed.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$603,542	$—	$603,542
Mortgage loans held for sale - non-saleable to GSEs	—	—	59,207	59,207
Mortgage loans held for sale - repurchased GNMA loans	—	—	34,945	34,945
Derivative assets (IRLCs)	—	—	16,999	16,999
Derivative assets (MBS forward trades)	—	682	—	682
MSRs	—	—	171,676	171,676
Loans eligible for repurchase from GNMA	$—	$—	$84,006	84,006
Total assets	$—	$604,224	$366,833	$971,057

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$77	$77
Derivative liabilities (MBS forward trades)	—	8,899	—	8,899
Liability for loans eligible for repurchase from GNMA	—	—	84,006	84,006
Total liabilities	$—	$8,899	$84,083	$92,982

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$549,561	$—	$549,561
Mortgage loans held for sale - non-saleable to GSEs	—	—	58,799	58,799
Mortgage loans held for sale - repurchased GNMA loans	—	—	37,336	37,336
Derivative assets (IRLCs)	—	—	10,596	10,596
Derivative assets (MBS forward trades)	—	1,564	—	1,564
MSRs	—	—	199,637	199,637
Loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total assets	$—	$551,125	$387,162	$938,287

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$334	$334
Derivative liabilities (MBS forward trades)	—	2,183	—	2,183
Liability for loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total liabilities	$—	$2,183	$81,128	$83,311

A reconciliation of the beginning and ending balances of the Company’s assets and liabilities classified within Level 3 of the valuation hierarchy for the three months ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	Three Months Ended March 31, 2016
	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$58,799	$37,336	$10,596	$334	$80,794	$80,794
Changes in fair value recognized in earnings	1,095	357	6,403	(257)	(346)	(346)
Purchases	6,673	2,208	—	—	—	—
Sales	(9,985)	(1,784)	—	—	(2,207)	(2,207)
Issuances	—	—	—	—	—	—
Settlements	(5,051)	(2,087)	—	—	5,765	5,765
Transfers into Level 3[1]	7,676	—			—	—
Transfers out of Level 3[2]	—	(1,085)	—	—	—	—
Balance at end of period	$59,207	$34,945	$16,999	$77	$84,006	$84,006
1 On an ongoing basis, for Mortgage Loans Held for Sale - measured at fair value, transfers into Level 3 represent those deemed unsaleable to GSEs in the current period. For Mortgage Loans Held for Sale - Repurchased GNMA Loans, transfers into Level 3 represent those purchased out of Loans Eligible for Repurchase from GNMA, and the related liability, in the current period. For the Company's Derivative Financial Instruments, transfers into Level 3 represent interest rate lock commitments. Management determined in the current period that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its IRLCs. Transfers between levels are deemed to have occurred on the last day of the quarter in which a change in classification is determined.

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

Refer to Note 7, "Mortgage Servicing Rights", for a reconciliation of the beginning and ending balances for the period ending March 31, 2016, as well as a discussion of significant observable inputs related to the Company's MSRs and relative ranges of those used in determining their fair value.

Fair Value of Other Financial Instruments

As of March 31, 2016 and December 31, 2015, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For assets and liabilities that were not recorded at fair value, such as cash, restricted cash, servicing advances, subordinated loan receivable, short-term secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For our long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings.

9. Other Assets

The following summarizes other assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Receivables from servicing sales, interest and loan related payments, net	$16,449	$18,739
Prepaid expenses	4,451	5,990
Real estate owned, net [1]	1,033	1,446
Deposits	560	801
Miscellaneous	441	441
Total other assets	$22,934	$27,417
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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of March 31, 2016 and December 31, 2015, all transfers pursuant to our mortgage funding arrangements (the collective term for the Company's mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements) are accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the three months ended March 31, 2016 and 2015 relating to loan sales in which the Company has continuing involvement:

	Three Months Ended March 31,
	2016	2015
Proceeds from new loan sales [1]	$1,905,376	$2,927,917
Proceeds from loan servicing fees	$13,446	$13,676
Cash outflows from servicing advances	$2,193	$862
Cash outflows from repurchases and indemnifications of previously sold loans	$6,977	$10,748
Cash outflows from repurchases of eligible GNMA loans[2]	$2,207	$—

1 Represents proceeds from sales and excludes payments received from borrowers.
2 Represents loans repurchased by the Company out of GNMA pools in connection with its unilateral right, as servicer, to repurchase such GNMA loans it has previously sold (generally loans that are more than 90 days past due).

11. Debt

Borrowings outstanding as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate		Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$412,750	4.18%	[1]	$492,799	4.16%
Secured borrowings - eligible GNMA loan repurchases	36,227	3.18%	[2]	37,615	3.17%
Mortgage repurchase borrowings	384,560	2.15%		279,421	2.47%
Warehouse lines of credit	883	4.25%		1,306	4.25%
Secured borrowings - mortgage servicing rights	92,069	5.27%		77,069	5.58%
Operating lines of credit	4,997	4.00%		5,000	4.00%
Total mortgage funding arrangements and operating lines of credit	$931,486			$893,210

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

The Company maintains mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination and purchase of mortgage loans. As of March 31, 2016, the Company held mortgage funding arrangements with six separate financial institutions and a total maximum borrowing capacity of $1,772,000, including the operating lines of credit and funding arrangement for GNMA loan repurchases. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the MSRs pledged to the respective facilities.

The following tables summarize the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of March 31, 2016 and December 31, 2015:

As of March 31, 2016:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$114,044	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee		July 2016
Merchants Bank of Indiana - NattyMac Funding	298,706	—	[3]	Same as the underlying mortgage rates, less 49% of facility earnings		March 2017
Total secured borrowings - mortgage loans	412,750	600,000

Guaranty Bank	36,227	50,000		Coupon rate of underlying loans, less debenture rate	[6]	N/A	[7]
Total secured borrowings - eligible GNMA loan repurchases	36,227	50,000

Barclays Bank PLC	48,607	300,000		LIBOR plus applicable margin		December 2016
Bank of America, N.A.	218,014	550,000	[5]	LIBOR plus applicable margin		June 2016
EverBank	51,279	125,000		LIBOR plus applicable margin		November 2016
Wells Fargo	66,660	140,000		LIBOR plus applicable margin		January 2017
Total mortgage repurchase borrowings	384,560	1,115,000

Merchants Bank of Indiana - Warehouse Line of Credit	883	2,000		Prime plus 1.00%		July 2016
Total warehouse lines of credit	883	2,000

Barclays Bank PLC - MSRs Secured	51,479	—	[4]	LIBOR plus applicable margin		December 2016
EverBank - MSRs Secured	40,590	—	[8]	LIBOR plus applicable margin		November 2016
Total secured borrowings - MSRs	92,069	—

Total	926,489	1,767,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $5,000.
2 Merchants Bank of Indiana will periodically limit or expand the aggregate maximum borrowing capacity. During the three months ended March 31, 2016, the most the aggregate borrowing capacity was limited or expanded approximated $550,000 or $700,000, respectively. At March 31, 2016, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $300,000, with a sub-limit of $60,000.
5 The Bank of America maximum borrowing includes $250,000 of mortgage repurchase and $300,000 of mortgage gestation repurchase facilities.
6 Borrowing carries an interest rate of the coupon rate of the underlying mortgage loans, less the debenture rate funded by Guaranty Bank.
7 Borrowing matures no later than four years from the date of most recent purchase from GNMA pools.
8 Governed by the EverBank maximum borrowing capacity of $125,000, with a sublimit of $60,000.

As of December 31, 2015:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$169,589	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee		July 2016
Merchants Bank of Indiana - NattyMac Funding	323,210	—	[3]	Same as the underlying mortgage rates, less 49% of facility earnings		March 2017
Total secured borrowings - mortgage loans	492,799	600,000

Guaranty Bank	37,615	50,000		Coupon rate of underlying loans, less debenture rate	[7]	N/A	[8]
Total secured borrowings - eligible GNMA loan repurchases	37,615	50,000

Barclays Bank PLC	45,956	300,000		LIBOR plus applicable margin		December 2016
Bank of America, N.A.	184,804	700,000	[4]	LIBOR plus applicable margin		June 2016
EverBank	—	150,000		LIBOR plus applicable margin		November 2016
Wells Fargo Bank N.A.	48,661	140,000		LIBOR plus applicable margin		January 2017
Total mortgage repurchase borrowings	279,421	1,290,000

Merchants Bank of Indiana - Warehouse Line of Credit	1,306	2,000		Prime plus 1.00%		July 2016
Total warehouse lines of credit	1,306	2,000

Barclays Bank PLC - MSRs Secured	58,979	—	[5]	LIBOR plus applicable margin		December 2015
EverBank - MSRs Secured	18,090	—	[6]	LIBOR plus applicable margin		June 2017
Total secured borrowings - MSRs	$77,069	$—

Total	$888,210	$1,942,000

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

On February 29, 2016, the Company amended its mortgage repurchase financing with Bank of America, N.A. to decrease the amount available under the line from $400,000 to $300,000 and on March 31, 2016, the Company amended its mortgage repurchase financing with Bank of America, N.A. to decrease the amount available under the line from $300,000 to $250,000, decreasing the maximum borrowing capacity of the mortgage funding arrangements with Bank of America from $700,000 to $550,000.

On March 1, 2016, the Company amended its mortgage repurchase financing with EverBank to decrease the amount available under the line from $150,000 to $125,000, and decreasing the MSR sublimit from $70,000 to $60,000.

The Company reviews and monitors its operating lines of credit during the quarter and amends the borrowing capacity and maturity date throughout the quarter based on current operations.

The above mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of March 31, 2016 and December 31, 2015, the Company was in compliance with the covenants contained in these agreements. The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

12. Reserve for Mortgage Repurchases and Indemnifications

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

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Balance at beginning of period	$5,536	$4,967
Provision for mortgage repurchases and indemnifications - new loan sales[1]	565	764
Provision for mortgage repurchases and indemnifications - change in estimate[2]	—	86
Losses on repurchases and indemnifications	(303)	(940)
Balance at end of period	$5,798	$4,877

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

The following is a reconciliation of the expected statutory federal corporate income tax benefit from continuing operations to the income tax benefit from continuing operations recorded on the Company's consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
Statutory federal income tax (benefit) expense	$(13,667)	35.0%	$(5,596)	35.0%
State income tax benefit, net of federal tax benefit	(1,430)	3.7%	(784)	4.9%
Non-deductible expenses	41	(0.1)%	54	(0.3)%
Valuation allowance	13,070	(33.5)%	—	—%
Uncertain tax positions	18	—%	—	—%
State tax rate adjustment to state deferred	294	(0.8)%	—	—%
Other	(109)	0.3%	—	—%
Total income tax benefit	$(1,783)	4.6%	$(6,326)	39.6%

During the three months ended March 31, 2016 and 2015, the Company recognized an income tax benefit of $1,783 and $6,326, respectively, which represented effective tax rates of 4.6% and 39.6%, respectively. The income tax benefits for the three months ended March 31, 2016 includes the impact of recording a $13,070 valuation allowance to offset our deferred tax assets, as we determined that it is more likely than not that a portion of our deferred tax assets, not subject to reversing deferred tax liabilities, will not be realized. Additionally, the increase in benefit and decrease in effective tax rates in the current period is due to adjustments to state net deferred tax liabilities based on an decreased state effective tax rate.

As of March 31, 2016, the Company had federal and state net operating loss carryforwards of $188,898 and $160,411, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2029 through 2035.

14. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2016 and December 31, 2015 approximated $1,431,631 and $1,169,768, respectively, in estimated principal loan amount. The related fair value of these commitments is recognized in the balance sheet within “Derivatives".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of March 31, 2016, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

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

15. Stock-Based Compensation

Stock Options

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	361,594	$13.72
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	(45,915)	$15.97
Outstanding at March 31, 2016	315,679	$13.39	7.1	$180
Exercisable at March 31, 2016	212,502	$11.15	6.9	$180

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. For a more detailed discussion of the Company's stock-based compensation plan's fair value methodology, refer to Note 20, “Stock-Based Compensation,” to its audited consolidated financial statements as of and for the year ended December 31, 2015, included in its 2015 Annual Report on Form 10-K.

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	94,630	$9.37
Granted	—	$—
Vested	(32,895)	8.44
Forfeited	—	$—
Nonvested at March 31, 2016	61,735	$9.87

During the three months ended March 31, 2016, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $306.

16. Segment Information

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

Financial highlights by segment are as follows:

	Total Assets
	March 31, 2016	December 31, 2015
Originations	$705,873	$647,287
Servicing	321,889	353,097
Financing	215,509	232,061
Other[1]	43,553	48,181
Total	$1,286,824	$1,280,626

1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended March 31, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$22,487	$572	$—	$63	$23,122
Changes in mortgage servicing rights valuation	—	(35,720)	—	—	(35,720)
Payoffs and principal amortization of mortgage servicing rights	—	(7,249)	—	—	(7,249)
Loan origination and other loan fees	4,131	—	325	6	4,462
Loan servicing fees	—	13,446	—	—	13,446
Interest and other income	4,900	105	1,898	12	6,915
Total revenues	$31,518	$(28,846)	$2,223	$81	$4,976

Expenses
Salaries, commissions and benefits	14,585	1,753	471	6,417	23,226
General and administrative	2,704	479	155	3,676	7,014
Interest expense	4,225	1,077	776	1,171	7,249
Occupancy, equipment and communication	1,895	444	53	1,855	4,247
Depreciation and amortization	1,949	123	98	376	2,546
Corporate allocations	5,723	932	125	(6,780)	—
Total expenses	$31,081	$4,808	$1,678	$6,715	$44,282
Income (loss) from continuing operations before taxes	$437	$(33,654)	$545	$(6,634)	$(39,306)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended March 31, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$45,001	$—	$—	$—	$45,001
Changes in mortgage servicing rights valuation	—	(24,190)	—	—	(24,190)
Payoffs and principal amortization of mortgage servicing rights	—	(13,766)	—	—	(13,766)
Loan origination and other loan fees	5,073	—	274	—	5,347
Loan servicing fees	—	14,339	—	—	14,339
Interest and other income	6,366	—	1,734	89	8,189
Total revenues	$56,440	$(23,617)	$2,008	$89	$34,920

Expenses
Salaries, commissions and benefits	19,591	2,116	519	7,212	29,438
General and administrative	2,714	441	135	4,112	7,402
Interest expense	4,362	1,524	1,002	1,136	8,024
Occupancy, equipment and communication	1,712	482	58	1,973	4,225
Depreciation and amortization	285	35	101	1,289	1,710
Corporate allocations	7,346	1,003	78	(8,427)	—
Total expenses	$36,010	$5,601	$1,893	$7,295	$50,799
Income (loss) from continuing operations before taxes	$20,430	$(29,218)	$115	$(7,206)	$(15,879)

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(Dollars In Thousands, Except Per Share Data or As Otherwise Stated Herein)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015 and the MD&A included in our 2015 Annual Report on Form 10-K. This MD&A contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in our 2015 Annual Report on Form 10-K. As used in this discussion and analysis, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” refer to Stonegate Mortgage Corporation.

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
For additional information about our company and business operations, see the “Overview” section of the MD&A included in our 2015 Annual Report on Form 10-K.

Market Considerations, Recent Industry Trends and Our Outlook

Mortgage Originations and Financing

Today’s U.S. residential mortgage loan origination sector primarily offers conventional agency and government conforming mortgage loans. Residential mortgage origination volume is impacted by changes in interest rates and housing market dynamics. Origination volume in 2014 was estimated at $1.35 trillion, according to the 2014 Home Mortgage Disclosure Act (HMDA) Data. An average of estimates from industry sources (Fannie Mae, Freddie Mac, and the Mortgage Bankers Association (“MBA”)) indicate that 2015 origination volume was $1.70 trillion, an increase of 26% over 2014, as the market continued to benefit from the low prevailing interest rates. Refinance volume was estimated at 47% of total origination volume in 2015. First quarter 2016 origination volume was estimated at $334 billion according to an average of estimates from industry sources. The 30-year fixed mortgage rates remained below 3.75% for the majority of the first quarter of 2016, ending the quarter at 3.69% according to Freddie Mac, resulting in strong industry-wide refinance volume. However, refinance volume was lower compared to the first quarter of 2015, which was impacted by reductions in Federal Housing Administration ("FHA") mortgage insurance premiums.

Additionally, first quarter 2016 purchase-driven origination volume remained depressed compared to historical levels as homeownership rates continued to remain low. In the first quarter of 2016, the homeownership rate was 63.5% compared to a high of 69% in 2005. However, household formation continues to trend up as the younger generation “comes of age”; many of these potential first-time homebuyers could drive additional purchase demand in the future. A more robust purchase market would help alleviate the volatility of the mortgage market associated with refinance volume.

The U.S. residential mortgage industry continues to experience mixed trends in loan applications and activity in recent months. During the first quarter of 2016, the MBA Weekly Refinance Application Index increased from 1,272.9 on December 25, 2015 to 1,784.7 on March 25, 2016, climbing steadily through February and then declining in March. The MBA Weekly Purchase Application Index increased from 220.8 on December 25, 2015 to 228.6 on March 25, 2016. Applications serve as a leading indicator for mortgage originations as applications turn into originations within a couple months.

Reports issued by Fannie Mae, Freddie Mac and the MBA indicate an average forecast of $1.56 trillion for 2016 origination volume, of which approximately 39% will result from refinance activity. All three industry sources are forecasting an increase in purchase volume in 2016, so the projected reduction in refinances accounts for the projected drop in mortgage originations from the estimated $1.70 trillion in 2015.

Finally, there continues to be changes in legislation and licensing in an effort to simplify and protect the consumer mortgage loan experience, which have required, and will continue to require, technological changes and additional implementation costs for mortgage loan originators. Specifically, ongoing compliance with the Home Mortgage Disclosure Act ("HMDA") and Consumer Financial Protection Bureau ("CFPB"), and the implementation of new forms and related requirements to comply with the Truth In Lending Act ("TILA") and Real Estate Settlement Procedures Act ("RESPA") Integrated Disclosure rule ("TRID") has necessitated significant operational and technological expenses and changes for the entire mortgage origination industry, and for our mortgage origination business in particular. We expect legislative changes and enforcement of recently effective legislation will continue in the foreseeable future, which may increase related expenses for originators in the industry. For additional information, see “Regulation” and "Risk Factors" sections of our 2015 Annual Report on Form
10-K.

Mortgage Servicing

The mortgage servicing industry is impacted by borrower delinquencies and foreclosure activity, and servicers require a high level of expertise to comply with ongoing mortgage servicing reform and standardization of servicing and foreclosure practices within the industry. The modification of processes to adopt any new servicing or foreclosure standards may cause an increase in servicing costs for servicers in the industry. For additional information, see “Regulation” within Part I, Item 1 "Business" of our 2015 Annual Report on Form 10-K.

In the past several years, the mortgage servicing industry has transformed in several ways, primarily as a result of the economic crisis. Regulatory and counterparty oversight has increased, which led to increased servicing costs. According to Freddie Mac, between 2008 and 2013, the average cost to service a performing loan increased 2.6 times and the cost to service a nonperforming loan increased 4.9 times. Additionally, the cost to hold mortgage servicing right assets (“MSRs”) increased in the wake of new capital requirements for banks and increased regulatory scrutiny. These factors have led to an increase in special servicers focused on nonperforming loans, as well as industry deconsolidation, specifically as it pertains to nonbanks accounting for a larger share of servicing than in the past. Among the top twenty servicers in 2009, nonbanks accounted for 9% of the servicing. By the fourth quarter of 2015, that share had increased 3.1 times to 28%.

Interest Rate Impacts

An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination volume and interest rate lock commitments;

•	a shift from loan refinancing volume to purchase loan volume;

•	a reduction of gains on mortgage loans held for sale; due to a more competitive originations market;

•	an increase in net interest income from financing (assuming a steeper forward yield curve);

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations; and

•	a decrease in actual prepayment speeds and activity, resulting in lower amortization expense.

Performance Summary and Outlook

The following highlights our performance for the first quarter of 2016:

	Three Months Ended March 31,		Change
	2016	2015	$	%
Mortgage loan originations	$1,941,469	$2,607,297	$(665,828)	(26)%
Gain on sale revenue	$23,122	$45,001	$(21,879)	(49)%
Gain on sale revenue, bps[1]	119	173	-54	(31)%
Total Expenses related to Originations segment, bps[1]	160	138	22	16%
Total Expenses related to Servicing segment, bps[2]	3	3	—	—%

	As of		Change
	March 31, 2016	March 31, 2015	$	%
Ending Mortgage Service Portfolio ("UPB")	$18,067,777	$16,964,734	$1,103,043	7%

	For the Quarter Ended		Change
	March 31, 2016	March 31, 2015	$	%
Average Mortgage Service Portfolio ("UPB")	$17,882,329	$18,450,160	$(567,831)	(3)%

1Bps as a percentage of origination volume for applicable period.
2Bps as a percentage of our average servicing portfolio for applicable period.

We operate a diversified originations business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  Our retail channel operates via a distributed network of branches and direct-to-consumer call centers (our "retail direct" or "Stonegate Direct" division), which we created in October 2014, to allow us to reach customers directly through the Internet and call centers using a lower cost platform. Our origination volume has decreased in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, and our gain on sale revenue, in dollars and as a percentage of origination volume, also decreased given our reduction in MSR capitalization rates and shifts in our retail channel loan production. Retail channel loan originations generally produce higher revenues than originations from our other channels.

We have continued to effectively manage our operations subsequent to the decision to decrease our retail branch footprint through the sale or closure of branches by focusing on operating expense efficiencies and improving operating leverage. By the end of 2015, we had disposed of seventy-six retail branches. This enabled Stonegate to reduce expenses by $4.2 million from the fourth quarter of 2015 to the first quarter of 2016, and $11.4 million from the first quarter of 2015, in each case, directly related to those disposed branches.

Our ending loan servicing portfolio at March 31, 2016 has grown 6.5% from March 31, 2015, and the number of loans serviced has increased as well over that time period. Although the ending servicing portfolio balance has increased from last year, we have experienced a decrease in our average servicing portfolio due to our decrease in originations volume and sales of our MSR portfolio, which were primarily from our GNMA loan originations. Our average servicing portfolio was $17.9 during the three months ended March 31, 2016, compared to an average servicing portfolio of $18.5 billion during the three months ended March 31, 2015. Consequently, loan servicing fees have declined from the first quarter of 2015 to the first quarter of 2016. Loan Servicing Fees as a percentage to the average portfolio was 0.75% for the first quarter of 2016, slightly down from the 0.78% for the first quarter of 2015. The decrease in the servicing fee ratio is due to the decrease in the percentage of the portfolio that is government-backed loans, which have a higher servicing fee than conventional mortgages.
We are prepared to act as either a buyer or a seller of MSRs, depending on market conditions. As we monitor these market conditions, we may choose to sell in bulk a portion of our servicing rights to third parties, continue our involvement as a subservicer to certain sold servicing rights, sell a portion of our servicing rights on a monthly flow basis or retain other beneficial interests (such as interest-only strips) as we determine to create the best economic value in the current market. Subservicing fee revenue is earned over the life of the associated loan and is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSRs, such as prepayment risk, and subservicing is less capital intensive than owning MSRs as there is no asset recorded on the balance sheet related to the subservicing of mortgage loans. Also, selling MSRs on a monthly flow basis results in immediate additional liquidity, allowing us to deploy capital resources into potential higher return assets and generate higher levels of profitability. As we sell MSRs, we lessen the negative impact that high prepayment speeds and lower interest rates have on our Servicing segment results, as the segment would no longer be subject to the fair value adjustments for the sold MSRs. Additionally, we have entered into MSRs financing facilities that allow us to leverage the MSRs assets we hold. The selling of MSRs both on a flow and bulk basis, combined with the availability of the MSRs financing facilities augments our liquidity strategy.
The fair value of our MSRs declined $35.7 million for the three months ended March 31, 2016 compared to $24.2 million for the same period last year. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. Overall, the magnitude of the decline in rates and flattening of the yield curve was greater in the first quarter of 2016 compared to the same period last year.
We continue to grow our financing segment as we focus on providing warehouse financing to our correspondent customers and other institutions. Our financing subsidiary, NattyMac, allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for both our origination segment correspondent originators and customers who may not sell loans to our origination segments. NattyMac origination fundings have increased from $638 million in the first quarter of 2015 to $882 million in the first quarter of 2016, and increase of 38.1%. We believe that NattyMac is highly scalable with little additional fixed cost investment needed to grow our customer base. We believe our focus on growth in NattyMac creates access to efficient sources of capital and strengthens relationships with small to mid-size correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

We have decreased expenses in the first quarter of 2016 and the fourth quarter of 2015, compared to the first quarter of 2015, in all expense categories except for depreciation and amortization. Our total expenses were $50.8 million for the first quarter of 2015, $44.2 million for the fourth quarter of 2015, and $44.3 million for the first quarter of 2016. The largest decreases have been in Salaries and Benefits and Occupancy, Equipment and Communications. The increase in depreciation and amortization expense, from $1.7 million for the first quarter of 2015 to $2.5 million in the first quarter 2016 is due to the additional investment in systems infrastructure as currently and previously discussed in our Results of Operations. At present, we do not anticipate any material retail expansion going forward other than in the retail direct side of the retail channel. We plan to maximize our potential return by focusing on lowering expenses through creating system automation efficiencies through information technology investments and process enhancements and through managing expenses. We will invest in additional information technology infrastructure to manage our growth and to increase automation within our systems surrounding both critical operational areas and corporate support areas, as well as to address the technological complexities in complying with various regulations. We believe these investments will lead to a continued decrease in expenses over the long-term.

We have also experienced increased exposure to industry regulatory compliance. We are monitoring a number of developments in regulations that are expected to impact us, and there has been a heightened focus of regulators on the practices of the mortgage industry. The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, heightened risk of potential regulatory fines and penalties, or an increase in mortgage origination or servicing related litigation. In particular, we have devoted significant operational and technological resources to comply with the TILA-RESPA Integrated Disclosure rule that integrates the mortgage loan disclosures required under TILA and sections 4 and 5 of RESPA. This rule became effective for nearly all mortgage applications received on or after October 3, 2015.

For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulation” and “Risk Factors” sections of our 2015 Annual Report on Form 10-K.

Financial Condition Summary

Total assets increased $6.2 million, or 0.5% during the three months ended March 31, 2016. Total liabilities increased $43.4 million, or 4.26%, during the three months ended March 31, 2016. Changes in the composition and balance of our assets and liabilities during the three months ended March 31, 2016 are attributable to increases in our loans held for sale portfolio and related borrowings, offset by a decline in our MSRs portfolio since December 31, 2015.

Non-GAAP Financial Measures

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net income (loss) from continuing operations and adjusted diluted EPS (LPS) from continuing operations as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income (loss) from continuing operations and adjusted diluted EPS (LPS) from continuing operations exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on our MSRs, stock-based compensation expenses, and other non-routine costs such as remaining operating lease expenses from closed retail branches. These non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for income(loss) from continuing operations before income taxes, net income(loss) from continuing operations or diluted EPS(LPS) from continuing operations prepared in accordance with GAAP.

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

Because of these and other limitations, adjusted net income (loss) from continuing operations should not be considered solely as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted net income(loss) from continuing operations is a performance measure and is presented to provide additional information about our core operations.
The table below reconciles net income(loss) from continuing operations, net of tax, to adjusted net income from continuing operations and diluted EPS(LPS) from continuing operations to adjusted diluted EPS (LPS) from continuing operations (which are the most directly comparable GAAP measures) for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Change
	2016	2015	$	%
Net loss from continuing operations	$(37,523)	$(9,553)	$(27,970)	293%
Adjustments:
Changes in valuation inputs and assumptions on MSRs[1]	35,720	24,190	11,530	(48)%
Stock-based compensation expense	306	822	(516)	(63)%
Results from discontinued retail branches	64	—	64	(100)%
Tax effect of adjustments	(1,635)	(9,780)	8,145	(83)%
Adjusted net income	$(3,068)	$5,679	$(8,747)	(154)%

Diluted LPS	$(1.45)	$(0.37)	$(1.08)	292%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	1.38	0.94	0.44	(47)%
Stock-based compensation expense	0.01	0.03	(0.02)	67%
Results from discontinued retail branches	—	—	—	—%
Tax effect of adjustments	(0.06)	(0.38)	0.32	(84)%
Adjusted diluted EPS	$(0.12)	$0.22	$(0.34)	(155)%
1 Changes in valuation inputs and assumptions on MSRs includes a realized loss of $105 and a realized gain of $199 for the three months ended March 31, 2016 and 2015, respectively.

Adjusted net income decreased $8,747, or 154%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Adjusted diluted EPS decreased $0.34, or 155%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease was primarily attributable to a reduction in our gain on sale due to lower originations volume, reduced MSR capitalization rate and shift in the retail channel production. These decreases were partially offset with decreased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period and reduced operating expense due to decreased headcount in revenue producing positions, discontinued branch operations and in segment and corporate support areas.

Recent Developments and Significant Transactions

We continue to execute our strategies in each segment through development of new investor and product offerings, a focus on higher margin volume, improvement of operating expense efficiencies, and selling MSRs when the market conditions are favorable. Our MSRs are primarily created through our originations channels.

We continue to enter into strategic sale and financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. In 2015, we entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The sales will occur monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

The following financing-related transactions occurred during the first quarter 2016 allowing us to right-size our financing sources:

•
On February 29, 2016, we amended our mortgage repurchase financing with Bank of America, N.A. to decrease the amount available under the line from $400,000 to $300,000 and on March 31, 2016, we amended our mortgage gestation repurchase financing with Bank of America, N.A. to decrease the amount available under the line from $300,000 to $250,000, decreasing the maximum borrowing capacity of the mortgage funding arrangements with Bank of America from $700,000 to $550,000.

•
On March 1, 2016, we amended our mortgage repurchase financing with EverBank to decrease the amount available under the line from $150,000 to $125,000, and decreasing the MSR sublimit from $70,000 to $60,000.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our consolidated results of operations for the three months ended March 31, 2016 and 2015 are presented below. We will then discuss the results of continuing operations separately from the results of discontinued operations for each respective period.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Gains on mortgage loans held for sale, net	$23,122	$45,001	$(21,879)	(49)%
Changes in mortgage servicing rights valuation	(35,720)	(24,190)	(11,530)	48%
Payoffs and principal amortization of mortgage servicing rights	(7,249)	(13,766)	6,517	(47)%
Loan origination and other loan fees	4,462	5,347	(885)	(17)%
Loan servicing fees	13,446	14,339	(893)	(6)%
Interest and other income	6,915	8,189	(1,274)	(16)%
Total revenues	4,976	34,920	(29,944)	(86)%

Salaries, commissions and benefits	23,226	29,438	(6,212)	(21)%
General and administrative	7,014	7,402	(388)	(5)%
Interest expense	7,249	8,024	(775)	(10)%
Occupancy, equipment and communications	4,247	4,225	22	1%
Depreciation and amortization expense	2,546	1,710	836	49%
Total expenses	44,282	50,799	(6,517)	(13)%

Loss before income tax benefit	(39,306)	(15,879)	(23,427)	148%
Income tax benefit	(1,783)	(6,326)	4,543	(72)%
Loss from continuing operations, net of tax	(37,523)	(9,553)	(27,970)	293%
Loss from discontinued operations, net of tax	—	(1,566)	1,566	(100)%
Net loss attributable to common stockholders	(37,523)	(11,119)	(26,404)	237%

Weighted average diluted shares outstanding (in thousands)	25,804	25,781	23	—%

Basic loss per share:
From continuing operations	$(1.45)	$(0.37)	$(1.08)	292%
From discontinued operations	$—	$(0.06)	$0.06	(100)%
Total basic loss per share	$(1.45)	$(0.43)	$(1.02)	237%

Diluted loss per share:
From continuing operations	$(1.45)	$(0.37)	$(1.08)	292%
From discontinued operations	$—	$(0.06)	$0.06	(100)%
Total diluted loss per share	$(1.45)	$(0.43)	$(1.02)	237%

Continuing Operations
Revenues
During the three months ended March 31, 2016, total revenues decreased $29,944, or 86%, as compared to the three months ended March 31, 2015. The decrease in revenues was predominantly the result of decreases in gains on mortgage loans held for sale and a higher negative change in the fair value of our MSRs from the first quarter of 2015 to the first quarter of 2016, partially offset by a decline in loan payoffs and principal amortization of MSRs.
Our gains on mortgage loans held for sale, net during the three months ended March 31, 2016 decreased $21,879, or 49%, as compared to the three months ended March 31, 2015, primarily due to the 26% decrease in our originations volume from continuing operations and shifts in our channel mix. Our gains on mortgage loans held for sale, net during the three months ended March 31, 2016 were 119 basis points of loan originations compared to 173 basis points for the comparable period in 2015. The decrease in basis point gain on sale was due primarily to the lower rate in our capitalization of our MSR and a decrease in our retail channel originations and an increase in our correspondent originations, as further discussed in the Segment Results section. Loans originated in our retail channel generate higher revenue margins than loans originated through our other channels.
The decrease in our loan servicing fees was a result of our lower average servicing portfolio of $17.9 during the three months ended March 31, 2016, compared to an average servicing portfolio of $18.5 billion during the three months ended March 31, 2015. The decrease in our average servicing portfolio was the result of our decrease in originations volume and sale of our MSRs. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 30 bps for the three months ended March 31, 2016, compared to 31 bps for the three months ended March 31, 2015. The decrease in servicing fees in basis points is due to the decrease in the percentage of the portfolio that is government-backed loans, which have a higher servicing fee than conventional mortgages.
The decrease in interest and other income was primarily a result of the 26% decrease in mortgage loan originations during the three months ended March 31, 2016 compared to March 31, 2015, as there is a direct correlation between interest and other income and mortgage loan origination activity.
Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as well as lower margins due to the shifting of our loan portfolio mix away from the retail channel.
The decrease in payoffs and principal amortization of our MSRs was driven primarily by the direction of market interest rates during the first part of the three months ended March 31, 2016 compared to the first quarter of 2015. During the first quarter of 2015 there was a significant level of prepayment activity. This large level of prepayments was attributable to government loans related to the FHA MIP incentive. Market trends also noted an uptick in agency prepayment speeds during these months of 2015. These trends did not occur in the first quarter of 2016.
The greater decrease in the fair value of our MSRs for the three months ended March 31, 2016 compared to the same period last year was driven by the direction of interest rates in the two periods. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. Overall, the magnitude of the decline in rates and flattening of the yield curve was greater in the first quarter of 2016 compared to the same period last year.
Expenses

Total expenses from continuing operations decreased $6,517 or 13% for the three months ended March 31, 2016, compared to the same period ended March 31, 2015. Total expenses have decreased due to 1) a 26% decrease in total originations and the related costs associated with lower originations; 2) a decrease in retail originations, which is a higher cost origination channel as compared to our correspondent and wholesale channels; 3) a 3.1% decrease in our average servicing portfolio and the related costs during the three months ended March 31, 2016, compared to the same period ended March 31, 2015; and 4) reductions in expense from a planned reduction in support staff that occurred in the fourth quarter of 2015.

With the expected compliance costs related to increased industry regulations, we plan to maximize our potential return by focusing on lowering expenses through continued investments in information technology and enhancing process efficiencies. We will invest in additional infrastructure to increase automation within our systems surrounding critical areas, particularly related to core operating systems, as well as corporate support areas. We believe these increases in investments will eventually lead to a decrease in expenses in relation to our origination volume over the long-term.

Salaries, commissions and benefits expense from continuing operations decreased $6,212, or 21%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of decreased commission and incentive compensation expense related to the decline in origination volume and decreased salaries and payroll taxes due to the reduced headcount in revenue producing positions, discontinued branch operations and in segment and corporate support areas. Our total headcount decreased from 1,270 employees at March 31, 2015 to 869 employees at March 31, 2016.

General and administrative expenses decreased $388, or 5% , during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to recent cost control focus, lower headcount, and less reliance on outside services related to TRID readiness. Significant declines occurred in travel and entertainment, dues and subscriptions and outside services.

Interest expense from continuing operations decreased $775, or 10%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to decreased borrowings as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by interest associated with increased borrowings related to financing our MSRs portfolio in the current period. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Depreciation and amortization expense from continuing operations increased $836, or 49%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to increased property and equipment and software expenditures resulting from our overall growth and investments in technology. This growth is also triggered by the increasing regulatory compliance issues requiring such technology.

We reported income tax benefits of $1,783 and $6,326 for the three months ended March 31, 2016 and 2015, respectively, with an effective tax rate of 4.5% and 39.8%, respectively. The decrease in income tax benefit is due primarily to recognition of a valuation allowance of $13,070 against our deferred tax assets related to our net operating loss carryforwards, $188,898 of which was recorded as of March 31, 2016. The Company determined that it is more likely than not that it will not fully realize the benefit of these deferred tax assets based upon the fact that its deferred tax liabilities are not expected to fully offset the deferred tax assets in the future. This net deferred tax asset position was primarily attributable to the significant write down and amortization of the MSRs in the current period.

Discontinued Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

In 2015, we made the decision to dispose of certain retail branches, or components of our Originations segment, either by sale or closure. We completed the closure of 62 of our retail branches as of December 31, 2015. Additionally, on October 29, 2015, we sold to an unrelated third party certain assets associated with 14 retail branches. Under the new guidance of Accounting Standards Update ("ASU") No. 2014-08, we determined that the disposal of these retail branches represented a major strategic shift in our operations and, therefore, should be presented and disclosed as discontinued operations. There were no new additional discontinued operations in the first quarter of 2016 with a material impact, however, transactions related to the 2015 discontinued operations are reflected below.

Our consolidated results of discontinued operations for the three months ended March 31, 2015 are as follows:

Three Months Ended March 31,
2015
Gains on mortgage loans held for sale, net	$7,840
Loan origination and other loan fees	997
Interest and other income	562
Total revenues	9,399

Salaries, commissions and benefits	8,510
General and administrative expense	1,130
Interest expense	385
Occupancy, equipment and communications	1,636
Depreciation and amortization expense	71
Total expenses	11,732

Loss from discontinued operations before income tax benefit	(2,333)
Income tax benefit	(767)
Loss from discontinued operations, net of tax	$(1,566)

During the three months ended March 31, 2015, our net loss from discontinued operations was $1,566 and was primarily due to expenses related to salaries, commissions and benefits and occupancy, equipment and communications. These expenses were partially offset by gains on mortgage loans held for sale, net and other revenue associated with the discontinued operations. The expenses incurred for discontinued operations in the first quarter of 2016 were immaterial in amount to justify separate disclosure.

Segment Results from Continuing Operations

	Total Assets
	March 31, 2016	December 31, 2015
Originations	$705,873	$647,287
Servicing	321,889	353,097
Financing	215,509	232,061
Other[1]	43,553	48,181
Total	$1,286,824	$1,280,626
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended March 31, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$22,487	$572	$—	$63	$23,122
Changes in mortgage servicing rights valuation	—	(35,720)	—	—	(35,720)
Payoffs and principal amortization of mortgage servicing rights	—	(7,249)	—	—	(7,249)
Loan origination and other loan fees	4,131	—	325	6	4,462
Loan servicing fees	—	13,446	—	—	13,446
Interest and other income	4,900	105	1,898	12	6,915
Total revenues	31,518	(28,846)	2,223	81	4,976

Expenses
Salaries, commissions and benefits	14,585	1,753	471	6,417	23,226
General and administrative	2,704	479	155	3,676	7,014
Interest expense	4,225	1,077	776	1,171	7,249
Occupancy, equipment and communication	1,895	444	53	1,855	4,247
Depreciation and amortization	1,949	123	98	376	2,546
Corporate allocations	5,723	932	125	(6,780)	—
Total expenses	31,081	4,808	1,678	6,715	44,282
Income (loss) from continuing operations before taxes	$437	$(33,654)	$545	$(6,634)	$(39,306)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended March 31, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$45,001	$—	$—	$—	$45,001
Changes in mortgage servicing rights valuation	—	(24,190)	—	—	(24,190)
Payoffs and principal amortization of mortgage servicing rights	—	(13,766)	—	—	(13,766)
Loan origination and other loan fees	5,073	—	274	—	5,347
Loan servicing fees	—	14,339	—	—	14,339
Interest and other income	6,366	—	1,734	89	8,189
Total revenues	56,440	(23,617)	2,008	89	34,920

Expenses
Salaries, commissions and benefits	19,591	2,116	519	7,212	29,438
General and administrative	2,714	441	135	4,112	7,402
Interest expense	4,362	1,524	1,002	1,136	8,024
Occupancy, equipment and communication	1,712	482	58	1,973	4,225
Depreciation and amortization	285	35	101	1,289	1,710
Corporate allocations	7,346	1,003	78	(8,427)	—
Total expenses	36,010	5,601	1,893	7,295	50,799
Income (loss) from continuing operations before taxes	$20,430	$(29,218)	$115	$(7,206)	$(15,879)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $437 and $20,430 during the three months ended March 31, 2016 and 2015, respectively. This decrease was the result of a decline in all Originations revenues primarily due to mortgage loan originations decreasing 26% period over period. This decline was partially offset with decreased expenses primarily due to reduced Salaries, Commissions and Benefits from the decline in volume of originations and reduced staffing in support areas.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the three months ended March 31, 2016 decreased $22,514 , or 50%, as compared to the three months ended March 31, 2015 primarily due to the 26% decrease in our originations volume, reduction of capitalization of MSR and shift in retail origination mix. Our gains on mortgage loans held for sale, net during the three months ended March 31, 2016 were 119 bps of loan originations compared to 173 bps for the comparable period in 2015. The decreased gain on sale in basis points was due primarily to a decrease in our originations volume, reduction of capitalization of MSRs and a shift in our channel mix (seen in the tables below). Loans originated in our retail channel generate higher revenue margins than loans originated in other channels. Additionally, the decrease was partially due to a reduction of our retail production as a component of our product mix. Gains on mortgage loans held for sale, net consisted of the following components for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$(185)	(1)	$2,347	9	$(2,532)
Capitalized servicing rights	21,146	109	32,239	123	(11,093)
Economic hedge results	4,588	24	15,177	57	(10,589)
Provision for repurchases	(565)	(3)	(679)	(3)	114
Direct loan origination costs[1]	(2,497)	(13)	(4,083)	(16)	1,586
Gains on mortgage loans held for sale, net	$22,487	116	$45,001	170	$(22,514)

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The decrease in our realized gains on sales of loans during the three months ended March 31, 2016 , compared to the comparable period in 2015, was primarily due to the decrease in loan origination volume sold and an increase in our loan cost basis.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The decrease in our capitalized servicing rights component for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, relates to the decrease in our loan origination volume and a decrease in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. A decrease in loan origination volume results in a lower level of MSRs asset creation. The rate at which we capitalize these servicing rights decreased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC) and GNMA for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The decrease in our economic hedge results for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily relates to the decrease attributed to the net volume change period over period of interest rate lock commitments and loans held for sale.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. As stated above, the decline in the provision for the three months ended March 31, 2016 compared to the first quarter last year is related to the decline in volume of loans originated and subsequently sold.

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

The decrease in direct loan origination costs for the for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, relates to the decrease in mortgage loan origination volume.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the three months ended March 31, 2016 decreased $942, or 19%, compared to the comparable period in 2015, Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. However, our loan origination and other loan fees increased on a per loan basis for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The following table illustrates mortgage loan originations by type for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	$	% Total	$	% Total
Conventional	$763,099	39%	$1,202,487	47%
Government insured	1,138,733	59%	1,263,950	48%
Non-agency/Other	39,637	2%	140,860	5%
Total mortgage loan originations	$1,941,469	100%	$2,607,297	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	1,024	$215,308	11%	1,607	$362,940	14%
Wholesale	1,515	428,050	22%	2,764	806,746	31%
Correspondent	6,120	1,298,111	67%	6,601	1,437,611	55%
Total mortgage loan originations	8,659	$1,941,469	100%	10,972	$2,607,297	100%
The decreased percentage volume in the retail channel during the three months ended March 31, 2016 is reflective of our strategy to reduce the footprint of this channel and to focus on more profitable business from the remaining footprint.
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31, 2016
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$524	$1,768	$4,359	$21,035	$904	$28,590	1%
620-680	28,191	62,797	77,307	387,246	6,190	561,731	29%
681-719	36,991	66,853	69,375	238,806	1,874	413,899	21%
>719	199,161	274,137	133,899	323,051	7,001	937,249	49%
Total mortgage loan originations	$264,867	$405,555	$284,940	$970,138	$15,969	$1,941,469	100%
% Total	14%	21%	15%	49%	1%	100%

	Three Months Ended March 31, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,653	$2,619	$2,246	$20,099	$3,258	$29,875	1%
620-680	38,741	70,947	84,776	413,602	4,434	612,500	23%
681-719	61,701	111,559	92,001	297,226	5,382	567,869	22%
>719	382,342	466,108	178,112	363,563	6,928	1,397,053	54%
Total mortgage loan originations	$484,437	$651,233	$357,135	$1,094,490	$20,002	$2,607,297	100%
% Total	19%	25%	14%	41%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment decreased $1,466 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in interest and other income was primarily a result of less origination volume which was partially offset by higher average coupon rates during the three months ended March 31, 2016, as compared to March 31, 2015. There is a direct correlation between interest and other income and mortgage loan origination. The average coupon rate was 3.94% during the three months ended March 31, 2016 compared to 3.89% during the three months ended March 31, 2015. As government insured loans carry a higher average coupon rate, we expect to see an increase in interest and other income as we continue to shift our product mix towards this type of loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment decreased $5,006, or 26%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily a result of decreased commissions and incentives related to the decreased volume of originations, and reduced salaries and related benefit costs due to the reduction of revenue-producing and support positions. Headcount related to our Originations segment decreased from 952 employees at March 31, 2015 to 541 employees at March 31, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $1,664 during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to increased capital expenditures during 2015 related to major additions to our data systems for regulatory compliance, accounting and operations. We expect to see continued expenses in our efforts to adhere to the increasing regulatory environment.

Servicing

The Servicing segment incurred losses before taxes of $33,654 and $29,218 during the three months ended March 31, 2016 and 2015, respectively, due primarily to a larger decline in the value of our MSRs during the first quarter of 2016 compared to the first quarter of 2015. We also experienced a decline in loan servicing fee revenue. Offsetting those declines were declining levels of amortization of MSRs related to payoffs and principal reductions and operating expenses.

The following is a summary of certain metrics specific to the Servicing segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Servicing Portfolio UPB	$18,067,777	16,964,734
Number of Loans Serviced (units)	93,449	93,150
Weighted Average Coupon	4.01%	4.09%
Weighted Average Age (in months)	17	12
90+ day Delinquency Rate	0.48%	0.57%
Weighted Average FICO score	725	714
Weighted Average Servicing Fee (in basis points)	30	31
Capitalized Loan Servicing Portfolio	$171,676	$170,580
Capitalized Servicing Rate[1]	0.95%	1.01%
Capitalized Servicing Multiple	3.26	3.43
1Represents MSR value divided by ending UPB servicing portfolio.

	Three Months Ended March 31,
	2016	2015
Gross Constant Prepayment Rate[1]	13.59%	24.32%
Adjusted Constant Prepayment Rate[2]	11.86%	19.14%
Average Total Loan Servicing Portfolio	$17,882,329	$18,450,160
Average Capitalized Loan Servicing Portfolio	$177,751	$190,507
Payoffs and Principal Curtailments of Capitalized Portfolio	$658,615	$1,314,624
Sales of Capitalized Portfolio	$532,448	$2,711,061

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

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the three months ended March 31, 2016 was driven primarily by overall lower rates and the flattening of the yield curve during the three months ended March 31, 2016, relative to the same period last year. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances held by us. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended March 31, 2016, the weighted average coupon of our MSRs portfolio remained flat in comparison to March 31, 2015 and, mortgage rates were lower during the period ending March 31, 2016 than they were during the period ending March 31, 2015. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the amount of portfolio run-off, including paid off loans, that was incurred during the period. During the three months ended March 31, 2016, this amount was $7,249, compared $13,766 , or a decline of 47% during the current period. The decrease in run-off and paid off loans correlates with a 44% decrease in constant prepayment speeds during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as well as a 3.1% decrease in our average servicing portfolio.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Contractual servicing fees	$12,705	$13,529
Late fees	741	810
Loan servicing fees	$13,446	$14,339

Servicing fees as a percentage of average portfolio (annualized)	0.30%	0.31%
Our loan servicing fees decreased to $13,446 during the three months ended March 31, 2016 from $14,339 during the three months ended March 31, 2015. The 6% decrease in our loan servicing fees was primarily the result of our lower average servicing portfolio of $17.9 billion during the three months ended March 31, 2016, compared to an average servicing portfolio of $18.5 billion during the three months ended March 31, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 30 bps for the three months ended March 31, 2016, compared to 31 bps for the three months ended March 31, 2015. The decrease in servicing fees in basis points is due to the decrease in the percentage of the portfolio that is government-backed loans, which have a higher servicing fee than conventional mortgages.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment decreased $363, or 17%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily as a result of reduced costs related to the lower average servicing portfolio. Headcount related to our Servicing segment remained flat at 94 employees at March 31, 2015 and 95 employees at March 31, 2016,

Interest Expense

Interest expense related to our Servicing segment decreased $447 during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to decreased short interest expense payments made to the security holders in the current period.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $545 and $115 during the three months ended March 31, 2016 and 2015, respectively. The income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $882 during the three months ended March 31, 2016 from $638 during the three months ended March 31, 2015. The increased income before taxes for Financing was also the result of reduced expenses, primarily salaries, commissions and benefits and interest expense. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $215 during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to our overall warehouse lending activity growth. The following details the increases in total revenues:

•	Our loan origination and other loan fees during the three months ended March 31, 2016 increased $51, compared to the comparable period in 2015, due to higher origination volume, as discussed above.

•
The increase in interest and other income was primarily a result of the increase in warehouse loan originations funded during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment decreased $215 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in interest expense.

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

For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulation” and “Risk Factors” sections of our 2015 Annual Report on Form 10-K.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for goodwill and intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K.

Recent Accounting Developments:

ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" was issued in August 2014. This update is intended to define management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosure. The new guidance was effective for us beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on our financial statements.

ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" was issued in February
2015. This update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.
The amendments in this update affect the following areas: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or a service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary determination, 4) the effect of related parties on the primary beneficiary determination, and 5) certain investment funds. The new guidance was effective for us beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on our financial statements.

ASU No. 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" was issued in April 2015. This update is to simplify presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The new guidance was effective for us beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on our financial statements.

ASU No. 2015-05 "Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" was issued in April 2015. This update provides guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. The new guidance was effective for us beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on our financial statements.

ASU No. 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" was issued in September 2015. This update requires that an acquirer 1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, 2) record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date, and 3) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance was effective for us beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on our financial statements.

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

ASU 2016-05, "Derivatives and Hedging (Topic 815)" was issued in March 2016. This update relates to "Novation," replacing one of the parties to a derivative financial instrument with a new party. The issue is whether this change results in a requirement to dedesignate that hedging relationship and therefore discontinue the application of hedge accounting. The amendments apply to hedging instruments under Topic 815. The new guidance will be effective for us beginning on January 1, 2017 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

ASU 2016-06, "Derivatives and Hedging (Topic 815)" was issued in March 2016. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The new guidance will be effective for us beginning on January 1, 2017 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

ASU 2016-07, "Investments-Equity Method and Joint Ventures" was issued March 2016. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result in the increase in the level of ownership interest. The amendments eliminates requirements for the investor to adjust the financials retroactively for previous periods. The new guidance will be effective for us beginning on January 1, 2017 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

ASU 2016-08, "Revenue from Contracts with Customers" was issued March 2016. This amendment is related to Updates 2014-09 and 2015-14. This amendment affects entities with transactions within the scope of Topic 606. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of goods and services to customers in an amount that reflects consideration that the entity expects to receive. The amendment clarifies the implementation guidance on principal vs. agent considerations. The new guidance will be effective for us beginning on January 1, 2018 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" was issued March 2016. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these type of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for us beginning on January 1, 2017 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

ASU 2016-10, "Revenue from Contracts with Customers" was issued April 2016. This amendment is related to Updates 2014-09 and 2015-14, and 2016-08 below This amendment affects entities with transactions within the scope of Topic 606. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of goods and services to customers in an amount that reflects consideration that the entity expects to receive. The amendment clarifies the implementation guidance on identifying performance obligations and the licensing provisions of the guidance. The new guidance will be effective for us beginning on January 1, 2018 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

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
Cash Flows
Our unrestricted cash balance decreased from $32,463 as of December 31, 2015 to $29,466 as of March 31, 2016. The following discussion summarizes the changes in our unrestricted cash balance for the three months ended March 31, 2016 and 2015:
Operating Activities
Our operating activities used $45,759 and used $6,032 of cash flow for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in operating activities was primarily due to timing of cash payments received to fund and originate loans compared to the payments we receive from sales of the loans to our investors during the period.
Investing Activities
Our investing activities provided $4,745 and $25,111 of cash flow for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash provided by investing activities was primarily due to lower proceeds from sale of mortgage servicing rights during the period.
Financing Activities
Our financing activities provided $38,017 and used $11,970 of cash flow for the three months ended March 31, 2016 and 2015, respectively. The increase in cash provided by financing activities was primarily due to the timing of borrowings versus repayments under our various mortgage funding arrangements. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of March 31, 2016, approximately $464,029, or 50%, of our total $926,488 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 50% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 3.09%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of March 31, 2016. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 20 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended March 31, 2016.
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
We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. The primary assumptions in this model are prepayment speeds, discount rates, costs of servicing and default rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. We also use a forward yield curve as an input which will impact prepay estimates and the value of escrows as compared to a static forward yield curve. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.
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
We used March 31, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the cannels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of March 31, 2016 and December 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
March 31, 2016	$(1,822)	$246
December 31, 2015	(1,771)	86
1 Represents unallocated mortgage loans held for sale, IRLCs and forward MBS trades that are considered “at risk” for purposes of illustrating interest rate sensitivity. Mortgage loans held for sale, IRLCs and forward MBS trades are considered to be unallocated when we have not committed the underlying mortgage loans for sale to the applicable GSEs or GNMA.
Mortgage Servicing Rights
We use a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in the determination of value.
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have a MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of March 31, 2016, refer to Note 10, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the three months ended March 31, 2016, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2015 and, at March 31, 2016, mortgage rates were lower than they were at December 31, 2015. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of March 31, 2016, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
March 31, 2016	$(98,007)	$(49,811)	$(23,843)	$21,293	$40,146	$72,074
December 31, 2015	(87,458)	(39,339)	(18,650)	16,992	32,200	56,414

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
ITEM  4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2016. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2016, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2016, see the “Litigation” section of Note 14, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties which may have a material adverse effect on our business, financial condition and results of operations, as discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016.
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

Stonegate Mortgage Corporation
Registrant

Date: May 10, 2016	By:	/S/ Carrie P. Preston
Carrie P. Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

4.2	Form of Indenture (incorporated by reference to Exhibit 4.5 of Stonegate Mortgage Corporation S-3 filed January 14, 2015 (File No. 001-201507))

10.1*†	Letter Agreement, dated April 5, 2016, between Stonegate Mortgage Corporation and Carrie Preston

10.2*†	Letter Agreement, dated April 5, 2016, between Stonegate Mortgage Corporation and Mike McElroy

10.3*†	Letter Agreement, dated April 18, 2016, between Stonegate Mortgage Corporation and James V. Smith

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Indicates management contract or compensation plan