Form 10-Q
period 2016-06-30
STONEGATE MORTGAGE CORP
filed 2016-08-04
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2016
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 1, 2016
Common Stock, $0.01 par value	25,819,020

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2016

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$30,466	$32,463
Restricted cash	24,478	4,045
Mortgage loans held for sale, at fair value	638,035	645,696
Servicing advances, net	21,722	19,374
Derivative assets	19,518	12,160
Mortgage servicing rights, at fair value	132,813	199,637
Property and equipment, net	18,505	22,923
Loans eligible for repurchase from GNMA	92,892	80,794
Warehouse lending receivables	202,080	199,215
Goodwill and other intangible assets, net	6,660	6,902
Subordinated loan receivable	30,000	30,000
Other assets	28,876	27,417
Total assets	$1,246,045	$1,280,626

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	366,817	492,799
Secured borrowings - mortgage servicing rights	61,969	77,069
Secured borrowings - eligible GNMA loan repurchases	31,652	37,615
Mortgage repurchase borrowings	413,100	279,421
Warehouse lines of credit	235	1,306
Operating lines of credit	9,412	5,000
Accounts payable and accrued expenses	22,797	23,544
Derivative liabilities	13,369	2,517
Reserve for mortgage repurchases and indemnifications	6,301	5,536
Liability for loans eligible for repurchase from GNMA	92,892	80,794
Deferred income tax liabilities, net	696	2,364
Other liabilities	19,193	11,033
Total liabilities	$1,038,433	$1,018,998

Commitments and contingencies - Note 14

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued: 25,868,393 and outstanding: 25,819,020 at June 30, 2016; shares issued: 25,845,566 and outstanding: 25,796,193 at December 31, 2015	264	264
Additional paid-in capital	271,565	270,906
Retained earnings	(64,217)	(9,542)
Total stockholders’ equity	207,612	261,628

Total liabilities and stockholders’ equity	$1,246,045	$1,280,626

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Revenues
Gains on mortgage loans held for sale, net	$28,314	$41,220		$51,435	$86,221
Changes in mortgage servicing rights valuation	(17,927)	17,753		(53,647)	(6,437)
Payoffs and principal amortization of mortgage servicing rights	(10,148)	(11,322)		(17,396)	(25,088)
Loan origination and other loan fees	5,473	6,465		9,935	11,812
Loan servicing fees	13,712	12,611		27,158	26,950
Interest and other income	7,070	8,719		13,985	16,908
Total revenues	26,494	75,446		31,470	110,366

Expenses
Salaries, commissions and benefits	23,551	32,547		46,777	61,985
General and administrative expense	6,467	8,616		13,481	16,018
Interest expense	6,824	7,826		14,073	15,850
Occupancy, equipment and communication	4,050	4,041		8,298	8,266
Depreciation and amortization expense	2,725	1,672		5,271	3,382
Total expenses	43,617	54,702		87,900	105,501

Income (loss) before income tax benefit	(17,123)	20,744		(56,430)	4,865
Income tax expense (benefit)	29	8,166		(1,755)	1,841
Income (loss) from continuing operations, net of tax	(17,152)	12,578		(54,675)	3,024
(Loss) from discontinued operations, net of tax	—	(1,444)		—	(3,009)
Net income (loss) attributable to common stockholders	(17,152)	11,134		$(54,675)	$15

Basic earnings (loss) per share:
From continuing operations	$(0.66)	$0.49		$(2.12)	$0.12
From discontinued operations	$—	$(0.06)		$—	$(0.12)
Total basic earnings (loss) per share	$(0.66)	$0.43	$—	$(2.12)	$—

Diluted earnings (loss) per share:
From continuing operations	$(0.66)	$0.49		$(2.12)	$0.12
From discontinued operations	$—	$(0.06)		$—	$(0.12)
Total diluted earnings (loss) per share	$(0.66)	$0.43		$(2.12)	$—

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	25,781	$264	$—	$267,083	$12,728	$280,075
Net income	—	—	—	—	—	—	15	15
Stock-based compensation expense	—	—	—	—	—	1,645	—	1,645
Issuance of common stock	—	—	1	—	—	—	—	—
Balance at June 30, 2015	—	$—	25,782	$264	$—	$268,728	$12,743	$281,735

Balance at December 31, 2015	—	$—	25,796	$264	$—	$270,906	$(9,542)	$261,628
Net loss	—	—	—	—	—	—	(54,675)	(54,675)
Stock-based compensation expense	—	—	—	—	—	659	—	659
Issuance of common stock	—	—	22	—	—	—	—	—
Balance at June 30, 2016	—	$—	25,818	$264	$—	$271,565	$(64,217)	$207,612

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$(54,675)	$15
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,271	3,627
Loss on disposal and impairment of long lived assets	134	322
Amortization of debt issuance facility fees	793	—
Gains on mortgage loans held for sale, net	(51,435)	(86,887)
Changes in mortgage servicing rights valuation	53,647	3,568
Payoffs and principal amortization of mortgage servicing rights	17,396	25,088
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	—	523
Stock-based compensation expense	659	1,645
Income tax benefit	1,755	217
Change in fair value of contingent earn-out liabilities	—	34
Payments of contingent earn-out liabilities in excess of original fair value estimate	—	(406)
Proceeds from sales and principal payments of mortgage loans held for sale	4,449,231	7,007,654
Originations and purchases of mortgage loans held for sale	(4,422,370)	(6,919,039)
Repurchases and indemnifications of previously sold loans	(11,936)	(25,167)
Repurchases of eligible GNMA loans	(2,207)	—
Principal payments on eligible GNMA loans	2,965	—
Changes in operating assets and liabilities:
Restricted cash	(20,433)	3,982
Servicing advances	3,402	2,402
Warehouse lending receivables	(2,865)	(68,991)
Other assets	(11,634)	(1,480)
Accounts payable and accrued expenses	(2,427)	7,795
Other liabilities	8,449	9,345
Net cash used in operating activities	(36,280)	(35,753)
Investing activities
Net proceeds from sale of mortgage servicing rights	45,967	40,455
Proceeds from sale of property and equipment	61	—
Purchases of property and equipment	(989)	(8,426)
Capitalized long-lived assets	(416)	—
Purchase of mortgage servicing rights	—	(86)
Net cash provided by investing activities	44,623	31,943
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	6,933,392	9,893,422
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(6,928,318)	(9,889,004)
Proceeds from borrowings under mortgage funding arrangements - MSRs	52,000	14,000
Repayments of borrowings under mortgage funding arrangements - MSRs	(67,100)	(9,912)
Payments of contingent earn-out liabilities not exceeding original fair value estimate	(288)	(864)
Payments of debt issuance costs	(26)	(676)
Net cash (used in) provided by financing activities	(10,340)	6,966

Change in cash and cash equivalents	(1,997)	3,156
Cash and cash equivalents at beginning of period	32,463	45,382
Cash and cash equivalents at end of period	$30,466	$48,538

Supplemental Cash Flow Information:
Cash paid for interest	$14,454	$16,492
Cash paid for taxes	$96	$574

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
June 30, 2016
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

2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2015, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 included in its 2015 Annual Report on Form 10-K.
During 2015, the Company decided to dispose of certain retail branches, or components of its Originations segment, and the assets associated with them, either through sale or disposal other than by sale. The Company has determined that the disposal of these retail branches met the criteria for presentation and disclosure as discontinued operations. Additional lines of detail in the Consolidated Statements of Operations for 2015 have been presented to reflect the remaining operations of the Company. In addition, certain prior period amounts have been reclassified to conform to the current period presentation on the Consolidated Statements of Operations and within the Notes to Consolidated Financial Statements. Discontinued operation amounts for the three and six months ended June 30, 2016 are immaterial and are therefore not being presented separately.
During 2015, the Company identified immaterial errors in its previously issued Consolidated Statements of Cash Flows. These immaterial errors impacted the line items “Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” and “Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” in an exact offsetting manner, such that the subtotal “Net cash provided by financing activities” was not misstated. For the six months ended June 30, 2015, the offsetting misstatement was a decrease of $1,928,048.

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

ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" was issued May 2016. This amendment is related to Updates 2014-09 and 2015-14. This amendment affects entities with transactions within the scope of Topic 606. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of goods and services to customers in an amount that reflects consideration that the entity expects to receive. The amendment clarifies the implementation guidance on Assessing Collectibility, Presentation of Sales Tax, Non-Cash Consideration, Contract Modifications, Completed Contracts and technical corrections. The new guidance will be effective for the Company beginning on January 1, 2018 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" was issued June 2016. This update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The amendments replace the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of information to estimate credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance will be effective for the Company beginning on January 1, 2020 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

3. Discontinued Operations

In 2015, the Company made the decision to dispose of certain retail branches, or components of its Originations segment, either by sale or closure to better manage the expenses associated with retail originations. The Company completed the closure of sixty-two of its retail branches and sale of additional fourteen retail branches as of December 31, 2015. Under the new guidance of Accounting Standards Update ("ASU") No. 2014-08, the Company determined that the disposal of these retail branches represented a major strategic shift in its operations and, therefore, should be presented and disclosed as discontinued operations. There were no new additional material discontinued operations during the period ended June 30, 2016, however, transactions related to the 2015 discontinued operations are reflected below.

The results of 2015 discontinued operations are summarized below:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total revenues	$11,997	$21,396
Total expenses	14,297	26,029
Income (loss) before income taxes	(2,300)	(4,633)
Income tax expense	(856)	(1,624)
Income (loss) from discontinued operations, net of tax	$(1,444)	$(3,009)

Total expenses for the three and six months ended June 30, 2015 includes salaries, commissions and benefits expense of $10,372 and $18,882, general and administrative expense of $1,390 and $2,520 and occupancy, equipment and communication expense of $1,892 and $3,528.

Cash flows from discontinued operations related to depreciation expense and capital expenditures were $174 and $383 for the three months ended June 30, 2015, respectively. Cash flows from discontinued operations related to depreciation expense and capital expenditures were $245 and $565 for the six months ended June 30, 2015, respectively.

4. (Loss) Earnings Per Share

The following is a reconciliation of net (loss) income attributable to common stockholders and a table summarizing the basic and diluted (loss) earnings per share calculations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income:
Income (loss) from continuing operations, net of tax	$(17,152)	$12,578	$(54,675)	$3,024
Income (loss) from discontinued operations, net of tax	$—	$(1,444)	$—	$(3,009)
Net income (loss) attributable to common stockholders	$(17,152)	$11,134	$(54,675)	$15

Weighted average shares outstanding (in thousands):
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	25,818	25,782	25,811	25,781
Denominator for diluted earnings (loss) per share	25,818	25,782	25,811	25,781

Basic earnings (loss) per share:
From continuing operations	$(0.66)	$0.49	$(2.12)	$0.12
From discontinued operations	$—	$(0.06)	$—	$(0.12)
Total earnings (loss) attributable to common stockholders	$(0.66)	$0.43	$(2.12)	$—

Diluted earnings (loss) per share:
From continuing operations	$(0.66)	$0.49	$(2.12)	$0.12
From discontinued operations	$—	$(0.06)	$—	$(0.12)
Total earnings (loss) attributable to common stockholders	$(0.66)	$0.43	$(2.12)	$—

During the three and six months ended June 30, 2016, weighted average shares of 743 and 680, respectively, were excluded from the denominator for diluted loss per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive. During the three and six months ended June 30, 2015, weighted average shares of 1,555 and 1,558, respectively, were excluded from the denominator for diluted earnings (loss) per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of June 30, 2016 and December 31, 2015:

June 30, 2016:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,547,195	Derivative assets/liabilities	$19,113	$(86)

MBS forward sales contracts	1,280,575
MBS forward purchase contracts	617,700
Total MBS forward trades	1,898,275	Derivative assets/liabilities	405	(13,283)
Total derivative financial instruments	$3,445,470		$19,518	$(13,369)

December 31, 2015:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,169,768	Derivative assets/liabilities	$10,596	$(334)

MBS forward sales contracts	1,705,995
MBS forward purchase contracts	522,800
Total MBS forward trades	2,228,795	Derivative assets/liabilities	1,564	(2,183)
Total derivative financial instruments	$3,398,563		$12,160	$(2,517)

The following summarizes the effect of the Company’s derivative financial instruments and related changes in estimated fair value of mortgage loans held for sale on its consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate lock commitments	$2,105	$(14,562)	$8,765	$1,541
MBS forward trades	(4,661)	21,120	(12,259)	19,116
Net derivative gains (losses)	$(2,556)	$6,558	$(3,494)	$20,657

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

The Company has entered into agreements with derivative counterparties, a portion of which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. However, with respect to this portion of its derivatives, the Company presents such amounts on a gross basis as show in the table above. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of June 30, 2016 and December 31, 2015, counterparties held $6,252 and $4,045, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $6,626 and a net credit gain position of $3,426 at June 30, 2016 and December 31, 2015, respectively, to those counterparties. For the six months ended June 30, 2016 and 2015, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Conventional [1]	$223,250	$230,438
Government insured [2]	390,131	357,442
Non-agency/Other	24,654	57,816
Total mortgage loans held for sale, at fair value	$638,035	$645,696

1 Conventional includes FNMA and FHLMC mortgage loans, as well as mortgage loans to various housing agencies.
2 Government insured includes GNMA mortgage loans. GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans, as well as mortgage loans to various housing agencies.

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of June 30, 2016, the Company had pledged $609,723 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $28,312 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2015, the Company had pledged $611,926 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $33,770 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 11 “Debt” for additional information related to the Company’s outstanding borrowings as of June 30, 2016 and December 31, 2015.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$601,411	$577,129	$603,778	$588,189
90 or more days delinquent[1]	36,624	38,549	41,918	42,918
Total	$638,035	$615,678	$645,696	$631,107
1 Includes $26,634 and $27,459 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as described in Note 8 - Fair Value Measurements, as of June 30, 2016, and $34,540 and $35,547 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as of December 31, 2015.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, the MSRs are capitalized as an asset, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities.

The Company’s total mortgage servicing portfolio as of June 30, 2016 and December 31, 2015 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	June 30, 2016	December 31, 2015
FNMA	$3,161,080	$5,468,904
GNMA:
FHA	4,493,626	3,990,276
VA	3,194,469	2,731,822
USDA	918,676	805,783
FHLMC	2,279,967	4,449,796
Other Investors	90,079	74,150
Total mortgage servicing portfolio	$14,137,897	$17,520,731

MSRs balance	$132,813	$199,637

MSRs balance as a percentage of total mortgage servicing portfolio	0.94%	1.14%

A summary of the changes in the balance of MSRs for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$171,676	$170,580	$199,637	$204,216
MSRs originated in connection with loan sales	27,585	46,541	48,731	81,124
MSRs sold and derecognized	(31,235)	(17,277)	(37,478)	(47,427)
Purchased MSRs	—	—	—	86
Changes in valuation inputs and assumptions[1]	(25,065)	20,821	(60,681)	(3,568)
Actual portfolio runoff (payoffs and principal amortization)	(10,148)	(11,322)	(17,396)	(25,088)
Balance at end of period	$132,813	$209,343	$132,813	$209,343

1 Represents the unrealized portion of the "Changes in mortgage servicing rights valuation" on the Company's consolidated statements of operations The Company realized $7,138 related to gains on the sale of MSRs and $3,068 related to losses on the sale of MSRs for the three months ended June 30, 2016 and 2015, respectively. The Company realized $7,033 related to gains on the sale of MSRs and $2,869 related to losses on the sale of MSRs for the six months ended June 30, 2016 and 2015, respectively.

In 2015, the Company entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The sales occurred monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

On June 30, 2016, the Company completed a bulk sale of MSRs with an underlying unpaid principal balance of $5.06 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs had an average mortgage interest rates that were higher than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs.

The Company performs temporary sub-servicing activities with respect to the pools of underlying loans described above through the established loan file transfer dates of each sale for a fee, during which time the Company is entitled to certain other ancillary income amounts. The Company uses the proceeds to reinvest back into newly originated MSRs through its origination platform. Each of these MSRs sale transactions met the criteria for derecognition as of their respective sale dates, allowing for the MSRs assets to be derecognized and a gain or loss to be recorded at the time of derecognition, based on the respective fair values as of the sale dates. The recognized gains or losses were recorded net of direct transaction expenses and estimated protection provisions.

The following table sets forth information related to outstanding loans sold as of June 30, 2016 and December 31, 2015 for which the Company has continuing involvement:

	June 30, 2016	December 31, 2015
Total unpaid principal balance	$14,137,897	$17,520,731
Loans 30-89 days delinquent	$320,555	$307,736
Loans delinquent 90 or more days or in foreclosure	$128,622	$114,298

The key weighted average assumptions (or range of assumptions), based on market participant inputs for the industry, used in determining the fair value of the Company’s MSRs as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	17.6%	13.0%
GNMA:
FHA	14.0%	11.5%
VA	14.7%	8.8%
USDA	14.9%	10.5%
FHLMC	15.6%	11.6%
Other Investors	20.0%	12.4%
Cost of servicing (per loan)	$90	$85

MSRs are generally subject to loss in value when mortgage rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the loans underlying the MSRs, thereby reducing the MSRs value. Reductions in the value of MSRs affect income through changes in fair value. These factors have been considered in the estimated prepayment speed assumptions used to determine the fair value of the Company’s MSRs.

In addition to the assumptions provided above, the Company uses assumptions for delinquency rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for lifetime delinquency rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
FNMA	3.97%	4.01%
GNMA:
FHA	6.52%	6.58%
VA	6.41%	6.52%
USDA	6.47%	6.53%
FHLMC	3.91%	3.94%
Other Investors	6.33%	6.37%

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016	% of Average Portfolio	December 31, 2015	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(4,988)	4%	$(8,578)	4%
Impact of discount rate + 2%	$(9,615)	7%	$(16,470)	8%
Impact of discount rate + 3%	$(13,915)	10%	$(23,753)	12%

Prepayment speeds:
Impact of prepayment speed * 105%	$(4,433)	3%	$(5,502)	3%
Impact of prepayment speed * 110%	$(8,669)	7%	$(10,792)	5%
Impact of prepayment speed * 120%	$(16,595)	12%	$(20,778)	10%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,008)	1%	$(1,365)	1%
Impact of cost of servicing * 110%	$(2,016)	2%	$(2,731)	1%
Impact of cost of servicing * 120%	$(4,033)	3%	$(5,462)	3%

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

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of June 30, 2016 and December 31, 2015, the Company had pledged $132,337 and $199,007, respectively, in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. Refer to Note 11 “Debt” for additional information related to the Company’s outstanding borrowings as of June 30, 2016 and December 31, 2015.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual servicing fees	$13,051	$11,842	$25,756	$25,370
Late fees	661	769	1,402	1,580
Loan servicing fees	$13,712	$12,611	$27,158	$26,950

Servicing fees as a percentage of average portfolio (annualized)	0.32%	0.30%	0.31%	0.31%

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$550,083	$—	$550,083
Mortgage loans held for sale - non-saleable to GSEs	—	—	57,527	57,527
Mortgage loans held for sale - repurchased GNMA loans	—	—	30,425	30,425
Derivative assets (IRLCs)	—	—	19,113	19,113
Derivative assets (MBS forward trades)	—	405	—	405
MSRs	—	—	132,813	132,813
Loans eligible for repurchase from GNMA	$—	$—	$92,892	92,892
Total assets	$—	$550,488	$332,770	$883,258

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$86	$86
Derivative liabilities (MBS forward trades)	—	13,283	—	13,283
Liability for loans eligible for repurchase from GNMA	—	—	92,892	92,892
Total liabilities	$—	$13,283	$92,978	$106,261

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$549,561	$—	$549,561
Mortgage loans held for sale - non-saleable to GSEs	—	—	58,799	58,799
Mortgage loans held for sale - repurchased GNMA loans	—	—	37,336	37,336
Derivative assets (IRLCs)	—	—	10,596	10,596
Derivative assets (MBS forward trades)	—	1,564	—	1,564
MSRs	—	—	199,637	199,637
Loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total assets	$—	$551,125	$387,162	$938,287

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$334	$334
Derivative liabilities (MBS forward trades)	—	2,183	—	2,183
Liability for loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total liabilities	$—	$2,183	$81,128	$83,311

A reconciliation of the beginning and ending balances of the Company’s assets and liabilities classified within Level 3 of the valuation hierarchy for the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	Six Months Ended June 30, 2016
	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$58,799	$37,336	$10,596	$334	$80,794	$80,794
Changes in fair value recognized in earnings	1,733	263	8,517	(248)	(787)	(787)
Purchases	11,444	2,207	—	—	—	—
Sales	(22,646)	(4,321)	—	—	(2,207)	(2,207)
Issuances	—	—	—	—	—	—
Settlements	(16,110)	(2,964)	—	—	15,092	15,092
Transfers into Level 3[1]	24,307	(1,832)			—	—
Transfers out of Level 3[2]	—	(264)	—	—	—	—
Balance at end of period	$57,527	$30,425	$19,113	$86	$92,892	$92,892
1 On an ongoing basis, for Mortgage Loans Held for Sale - non-saleable to GSEs measured at fair value, transfers into Level 3 represent those deemed unsaleable to GSEs in the current period. For Mortgage Loans Held for Sale - Repurchased GNMA Loans, purchases represent those sales out of Loans Eligible for Repurchase from GNMA, and the related liability, in the current period. For the Company's Derivative Financial Instruments, transfers into Level 3 represent interest rate lock commitments. Transfers between levels are deemed to have occurred on the last day of the quarter in which a change in classification is determined.

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

1 On an ongoing basis, for Mortgage Loans Held for Sale - non-saleable to GSEs measured at fair value, transfers into Level 3 represent those deemed unsaleable to GSEs in the current period. For Mortgage Loans Held for Sale - Repurchased GNMA Loans, purchases represent those sales out of Loans Eligible for Repurchase from GNMA and the related liability, in the current period. For the Company's Derivative Financial Instruments, transfers into Level 3 represent interest rate lock commitments. Management determined in 2015 that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its IRLCs. Transfers between levels are deemed to have occurred on the last day of the quarter in which a change in classification is determined.

2 On an ongoing basis, for Mortgage Loans Held for Sale - Repurchased GNMA Loans, transfers out of Level 3 represent those which the Company has made saleable.

Refer to Note 7, "Mortgage Servicing Rights", for a reconciliation of the beginning and ending balances for the period ending June 30, 2016, as well as a discussion of significant observable inputs related to the Company's MSRs and relative ranges of those used in determining their fair value.

9. Other Assets

The following summarizes other assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Receivables from MSRs sales, interest and loan related payments, net	$23,350	$18,739
Prepaid expenses	3,656	5,990
Real estate owned, net [1]	903	1,446
Deposits	526	801
Miscellaneous	441	441
Total other assets	$28,876	$27,417
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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of June 30, 2016 and December 31, 2015, all transfers pursuant to our mortgage funding arrangements (the collective term for the Company's mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements) are accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the six months ended June 30, 2016 and 2015 relating to loan sales in which the Company has continuing involvement:

	Six Months Ended June 30,
	2016	2015
Proceeds from new loan sales [1]	$4,293,688	$6,352,386
Proceeds from loan servicing fees	$27,158	$25,510
Cash outflows for servicing advances	$3,402	$2,402
Cash outflows for repurchases and indemnifications of previously sold loans	$11,444	$25,167
Cash outflows for repurchases of eligible GNMA loans[2]	$2,207	$—

1 Represents proceeds from sales and excludes payments received from borrowers.
2 Represents loans repurchased by the Company out of GNMA pools in connection with its unilateral right, as servicer, to repurchase such GNMA loans it has previously sold (generally loans that are more than 90 days past due).

11. Debt

Borrowings outstanding as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016			December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate		Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans	$366,817	4.04%	[1]	$492,799	4.16%
Secured borrowings - eligible GNMA loan repurchases	31,652	3.18%	[2]	37,615	3.17%
Mortgage repurchase borrowings	413,100	2.16%		279,421	2.47%
Warehouse lines of credit	235	4.25%		1,306	4.25%
Secured borrowings - mortgage servicing rights	61,969	4.75%		77,069	5.58%
Operating lines of credit	9,412	4.00%		5,000	4.00%
Total mortgage funding arrangements and operating lines of credit	$883,185			$893,210

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

The Company maintains mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination and purchase of mortgage loans. As of June 30, 2016, the Company held mortgage funding arrangements with six separate financial institutions and a total maximum borrowing capacity of $1,777,000, including the operating lines of credit and funding arrangement for GNMA loan repurchases. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the MSRs pledged to the respective facilities.

The following tables summarize the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of June 30, 2016 and December 31, 2015:

As of June 30, 2016:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$107,605	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee		July 2016
Merchants Bank of Indiana - NattyMac Funding	259,212	—	[3]	Same as the underlying mortgage rates, less 49% of facility earnings		March 2017
Total secured borrowings - mortgage loans	366,817	600,000

Guaranty Bank	31,652	50,000		Coupon rate of underlying loans, less debenture rate	[6]	N/A	[7]
Total secured borrowings - eligible GNMA loan repurchases	31,652	50,000

Barclays Bank PLC	56,940	300,000		LIBOR plus applicable margin		December 2016
Bank of America, N.A.	223,658	550,000	[5]	LIBOR plus applicable margin		July 2016
EverBank	58,310	125,000		LIBOR plus applicable margin		November 2016
Wells Fargo	74,192	140,000		LIBOR plus applicable margin		January 2017
Total mortgage repurchase borrowings	413,100	1,115,000

Merchants Bank of Indiana - Warehouse Line of Credit	235	2,000		Prime plus 1.00%		July 2016
Total warehouse lines of credit	235	2,000

Barclays Bank PLC - MSRs Secured	11,879	—	[4]	LIBOR plus applicable margin		December 2016
EverBank - MSRs Secured	50,090	—	[8]	LIBOR plus applicable margin		November 2016
Total secured borrowings - MSRs	61,969	—

Total	873,773	1,767,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $10,000.
2 Merchants Bank of Indiana will periodically limit or expand the aggregate maximum borrowing capacity. During the six months ended June 30, 2016, the most the aggregate borrowing capacity was limited or expanded approximated $550,000 or $700,000, respectively. At June 30, 2016, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $300,000, with a MSR sub-limit of $60,000.
5 The Bank of America maximum borrowing includes $250,000 of mortgage repurchase and $300,000 of mortgage gestation repurchase facilities.
6 Borrowing carries an interest rate of the coupon rate of the underlying mortgage loans, less the debenture rate funded by Guaranty Bank.
7 Borrowing matures no later than four years from the date of most recent purchase from GNMA pools.
8 Governed by the EverBank maximum borrowing capacity of $125,000, with a MSR sub-limit of $60,000.

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

On June 3, 2016, the Company amended its mortgage repurchase financing agreement with Bank of America, N.A. to extend the maturity date to July 8, 2016. On July 8, 2016, the Company amended its mortgage repurchase financing agreement with Bank of America , N.A. to extend the maturity date to August 5, 2016. On August 3, 2016, the Company renewed and amended its mortgage repurchase financing agreement with Bank of America, N.A. to extend the maturity date to August 2, 2017.  The renewed agreement has a repurchase facility size of $200,000 and a gestation facility size of $225,000.  The repurchase and gestation facility sizes were $250,000 and $300,000, respectively, prior to the renewal.

On July 29, 2016, the Company amended its master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2017.

On June 17, 2016, the Company amended its operating line of credit agreement with Merchants to temporarily increase the maximum borrowing capacity from $5,000 to $10,000 through August 31, 2016. The operating line of credit will revert back to $5,000 starting September 1, 2016 through the remainder of the agreements term.

A paydown of approximately $14,000 under the Everbank agreement occurred on June 30, 2016; however, these funds were not utilized for the loan repurchase until July 1, 2016. As the funds are specifically for the mortgage repurchase borrowings, the funds are reflected as restricted cash on the consolidated balance sheets until such paydowns are made.

The above mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of June 30, 2016 and December 31, 2015, the Company was in compliance with the covenants contained in these agreements. The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

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

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$5,798	$4,877	$5,536	$4,967
Provision for mortgage repurchases and indemnifications - new loan sales[1]	691	932	1,256	1,696
Provision for mortgage repurchases and indemnifications - change in estimate[2]	—	437	—	523
Losses on repurchases and indemnifications	(188)	(957)	(491)	(1,897)
Balance at end of period	$6,301	$5,289	$6,301	$5,289

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

The following is a reconciliation of the expected statutory federal corporate income tax benefit from continuing operations to the income tax benefit from continuing operations recorded on the Company's consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Statutory federal income tax (benefit) expense	$(6,148)	35.0%	$7,299	35.0%	$(19,816)	35.0%	$1,703	35.0%
State income tax benefit, net of federal tax benefit	(283)	1.6%	808	3.9%	(1,713)	3.0%	24	0.5%
Non-deductible expenses	21	(0.1)%	56	0.3%	62	(0.1)%	111	2.2%
Valuation allowance	6,367	(36.1)%	—	—%	19,437	(34.4)%	—	—%
Uncertain tax positions	(40)	—%	—	—%	(22)	—%	—	—%
State tax rate adjustment to state deferred	—	—%	—	—%	294	(0.4)%	—	—%
Other	112	(0.6)%	3	—%	3	—%	3	0.1%
Total income tax expense (benefit)	$29	(0.2)%	$8,166	39.2%	$(1,755)	3.1%	$1,841	37.8%

During the three months ended June 30, 2016 and 2015, the Company recognized an income tax expense of $29 and $8,166, respectively, which represented effective tax rates of (0.2)% and 39.2%, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized an income tax benefit of $1,755 and an income tax expense of $1,841, respectively, which represented effective tax rates of 3.1% and 37.8%, respectively. The income tax benefits for the six months ended June 30, 2016 includes the impact of recording a $19,437 valuation allowance to offset our deferred tax assets, as we determined that it is more likely than not that a portion of our deferred tax assets, not subject to reversing deferred tax liabilities, will not be realized. Additionally, the increase in benefit and decrease in effective tax rates in the current period is due to adjustments to state net deferred tax liabilities based on an decreased state effective tax rate.

As of June 30, 2016, the Company had federal and state net operating loss carryforwards of $167,974 and $169,029, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2029 through 2035.

14. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments ("IRLCs") with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2016 and December 31, 2015 approximated $1,547,195 and $1,169,768, respectively, in estimated principal loan amount. The related fair value of these commitments is recognized in the balance sheet within “Derivatives".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of June 30, 2016, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

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

15. Stock-Based Compensation

Stock Options

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	361,594	$13.72
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	(53,743)	$15.69
Outstanding at June 30, 2016	307,851	$13.37	6.5	$—
Exercisable at June 30, 2016	256,265	$12.44	6.4	$—

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

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the six months ended June 30, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	94,630	$9.37
Granted	223,891	$5.76
Vested	(41,736)	8.77
Forfeited	—	$—
Nonvested at June 30, 2016	276,785	$6.54

During the six months ended June 30, 2016, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $659.

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

Financial highlights by segment are as follows:

	Total Assets
	June 30, 2016	December 31, 2015
Originations	$671,148	$647,287
Servicing	297,984	353,097
Financing	234,640	232,061
Other[1]	42,273	48,181
Total	$1,246,045	$1,280,626

1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended June 30, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$28,193	$141	$—	$(20)	$28,314
Changes in mortgage servicing rights valuation	—	(17,927)	—	—	(17,927)
Payoffs and principal amortization of mortgage servicing rights	—	(10,148)	—	—	(10,148)
Loan origination and other loan fees	5,012	—	459	2	5,473
Loan servicing fees	—	13,712	—	—	13,712
Interest and other income	5,046	139	1,886	(1)	7,070
Total revenues	$38,251	$(14,083)	$2,345	$(19)	$26,494

Expenses
Salaries, commissions and benefits	15,781	1,642	435	5,693	23,551
General and administrative	3,139	652	253	2,423	6,467
Interest expense	4,260	872	459	1,233	6,824
Occupancy, equipment and communication	2,023	425	58	1,544	4,050
Depreciation and amortization	2,205	148	102	270	2,725
Corporate allocations	5,131	795	112	(6,038)	—
Total expenses	$32,539	$4,534	$1,419	$5,125	$43,617
Income (loss) from continuing operations before taxes	$5,712	$(18,617)	$926	$(5,144)	$(17,123)
1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$41,171	$—	$—	$49	$41,220
Changes in mortgage servicing rights valuation	—	17,753	—	—	17,753
Payoffs and principal amortization of mortgage servicing rights	—	(11,322)	—	—	(11,322)
Loan origination and other loan fees	6,162	—	303	—	6,465
Loan servicing fees	—	12,611	—	—	12,611
Interest and other income	7,011	—	1,694	14	8,719
Total revenues	$54,344	$19,042	$1,997	$63	$75,446

Expenses
Salaries, commissions and benefits	22,429	2,285	574	7,259	32,547
General and administrative	3,427	837	173	4,179	8,616
Interest expense	5,269	1,772	657	128	7,826
Occupancy, equipment and communication	1,951	505	61	1,524	4,041
Depreciation and amortization	1,095	99	102	376	1,672
Corporate allocations	6,125	858	75	(7,058)	—
Total expenses	$40,296	$6,356	$1,642	$6,408	$54,702
Income (loss) from continuing operations before taxes	$14,048	$12,686	$355	$(6,345)	$20,744
1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Six Months Ended June 30, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$50,680	$712	$—	$43	$51,435
Changes in mortgage servicing rights valuation	—	(53,647)	—	—	(53,647)
Payoffs and principal amortization of mortgage servicing rights	—	(17,396)	—	—	(17,396)
Loan origination and other loan fees	9,143	—	784	8	9,935
Loan servicing fees	—	27,158	—	—	27,158
Interest and other income	9,946	245	3,783	11	13,985
Total revenues	$69,769	$(42,928)	$4,567	$62	$31,470

Expenses
Salaries, commissions and benefits	30,366	3,395	906	12,110	46,777
General and administrative	5,842	1,132	408	6,099	13,481
Interest expense	8,485	1,949	1,235	2,404	14,073
Occupancy, equipment and communication	3,919	869	111	3,399	8,298
Depreciation and amortization	4,154	271	200	646	5,271
Corporate allocations	10,854	1,726	238	(12,818)	—
Total expenses	$63,620	$9,342	$3,098	$11,840	$87,900
Income (loss) from continuing operations before taxes	$6,149	$(52,270)	$1,469	$(11,778)	$(56,430)

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Six Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$86,172	$—	$—	$49	$86,221
Changes in mortgage servicing rights valuation	—	(6,437)	—	—	(6,437)
Payoffs and principal amortization of mortgage servicing rights	—	(25,088)	—	—	(25,088)
Loan origination and other loan fees	11,235	—	577	—	11,812
Loan servicing fees	—	26,950	—	—	26,950
Interest and other income	13,378	—	3,428	102	16,908
Total revenues	$110,785	$(4,575)	$4,005	$151	$110,366

Expenses
Salaries, commissions and benefits	42,020	4,401	1,093	14,471	61,985
General and administrative	6,142	1,278	308	8,290	16,018
Interest expense	9,631	4,305	1,660	254	15,850
Occupancy, equipment and communication	3,663	987	119	3,497	8,266
Depreciation and amortization	2,262	198	203	719	3,382
Corporate allocations	13,284	1,840	152	(15,276)	—
Total expenses	$77,002	$13,009	$3,535	$11,955	$105,501
Income (loss) from continuing operations before taxes	$33,783	$(17,584)	$470	$(11,804)	$4,865

1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

17. Subsequent Events

On July 8, 2016, the Company amended its mortgage repurchase financing agreement with Bank of America, N.A. to extend the maturity date to August 5, 2016. On August 3, 2016, the Company renewed and amended its mortgage repurchase financing agreement with Bank of America, N.A. to extend the maturity date to August 2, 2017.  The renewed agreement has a repurchase facility size of $200,000 and a gestation facility size of $225,000.  The repurchase and gestation facility sizes were $250,000 and $300,000, respectively, prior to the renewal.

On July 29, 2016, the Company amended its master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2017.

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

Second quarter 2016 origination volume was estimated at $507 billion according to an average of estimates from industry sources, an increase of 42% from the first quarter 2016 estimates. The 30-year fixed mortgage rates remained below 3.75% for the majority of the second quarter of 2016, ending the quarter at 3.57% according to Freddie Mac, resulting in strong industry-wide refinance volume. Interest rates remained relatively flat throughout most of the second quarter, with a sharp decline at the end of the quarter, primarily due to the Brexit decision. The 10 year treasury ended the quarter at 1.49%.

Second quarter 2016 purchase-driven origination volume was strong compared to prior year, despite persistently low homeownership rates relative to historical values. In the second quarter of 2016, the homeownership rate was 62.9% compared to a high of 69% in 2005. However, household formation continues to trend up as the younger generation “comes of age”; many of these potential first-time homebuyers could drive additional purchase demand in the future. A more robust purchase market helps alleviate the volatility of the mortgage market associated with refinance volume.

The U.S. residential mortgage industry continues to experience mixed trends in loan applications and activity in recent months. During the second quarter of 2016, the MBA Weekly Refinance Application Index increased from 1,784.7 on March 25, 2016 to 2,136.4 on June 24, 2016. The MBA Weekly Purchase Application Index decreased from 228.6 on March 25, 2016 to 224.9 on June 24, 2016. Applications serve as a leading indicator for mortgage originations as applications turn into originations within a couple months.

Reports issued by Fannie Mae, Freddie Mac and the MBA indicate an average forecast of $1.77 trillion for 2016 origination volume, of which approximately 45% will result from refinance activity.

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

Interest Rate Impacts

An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination volume and interest rate lock commitments;

•	a shift from loan refinancing volume to purchase loan volume;

•	a reduction of gains on mortgage loans held for sale; due to a more competitive originations market;

•	an increase in net interest income from financing (assuming a steeper forward yield curve);

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations; and

•	a decrease in actual prepayment speeds and activity, resulting in lower amortization expense.

Performance Summary and Outlook

The following highlights our performance for the second quarter and year to date period of 2016:

	Three Months Ended June 30,		Change
	2016	2015	$	%
Mortgage loan originations	$2,343,412	$3,159,040	$(815,628)	(26)%
Gain on sale revenue	$28,314	$41,220	$(12,906)	(31)%
Gain on sale revenue, bps[1]	121	130	(9)	(7)%
Total Expenses related to Originations segment, bps[1]	139	128	11	9%
Total Expenses related to Servicing segment, bps[2]	3	4	(1)	(25)%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Mortgage loan originations	$4,284,881	$5,766,337	$(1,481,456)	(26)%
Gain on sale revenue	$51,435	$86,221	$(34,786)	(40)%
Gain on sale revenue, bps[1]	120	150	(30)	(20)%
Total Expenses related to Originations segment, bps[1]	148	134	14	10%
Total Expenses related to Servicing segment, bps[2]	5	7	(2)	(29)%

	As of		Change
	June 30, 2016	June 30, 2015	$	%
Ending Mortgage Service Portfolio ("UPB")	$14,137,897	$17,244,304	$(3,106,407)	(18)%

	For the Quarter Ended		Change
	June 30, 2016	June 30, 2015	$	%
Average Mortgage Service Portfolio ("UPB")	$17,322,698	$16,613,832	$708,866	4%
	For the Six Months Period		Change
	June 30, 2016	June 30, 2015	$	%
Average Mortgage Service Portfolio ("UPB")	$17,536,047	$17,613,033	$(76,986)	—%

1Bps as a percentage of origination volume for applicable period.
2Bps as a percentage of our average servicing portfolio for applicable period.

We operate a diversified originations business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  Our retail channel operates via a distributed network of branches and direct-to-consumer call centers (our "retail direct" or "Stonegate Direct" division), which we created in October 2014, to allow us to reach customers directly through the Internet and call centers using a lower cost platform. Our origination volume has decreased in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, and our gain on sale revenue, in dollars and as a percentage of origination volume, also decreased given our reduction in MSR capitalization rates and shifts in our retail channel loan production. Retail channel loan originations generally produce higher revenues than originations from our other channels.

We have continued to effectively manage our operations subsequent to the decision to decrease our retail branch footprint through the sale or closure of branches by focusing on operating expense efficiencies and improving operating leverage. By the end of 2015, we had disposed of seventy-six retail branches. We have reduced expenses by $26 million year to date and $14 million quarter to date as compared to the comparable periods in 2015.

On June 30, 2016, a $5.06 billion bulk sale of our MSR portfolio was completed, resulting in our ending loan servicing portfolio at June 30, 2016 declining 18% from June 30, 2015. The number of loans serviced has decreased as well over that time period. Our average servicing portfolio was $17.5 during the six months ended June 30, 2016, compared to an average servicing portfolio of $17.6 billion during the six months ended June 30, 2015. Consequently, loan servicing fees have remained flat from 2015 to 2016. Loan Servicing Fees as a percentage to the average portfolio were 0.31% for the six months ended June 30, 2016 and for the six months ended June 30, 2015.

We are prepared to act as either a retainer or a seller of MSRs, depending on market conditions. As we monitor these market conditions, we may choose to sell in bulk a portion of our servicing rights to third parties, continue our involvement as a subservicer to certain sold servicing rights or sell a portion of our servicing rights on a monthly flow basis as we determine to create the best economic value in the current market. Subservicing fee revenue is earned over the life of the associated loan and is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSRs and subservicing is less capital intensive than owning MSRs as there is no asset recorded on the balance sheet related to the subservicing of mortgage loans. Also, selling MSRs on a monthly flow basis results in immediate additional liquidity, allowing us to deploy capital resources into our originations segment which has the potential for higher levels of profitability. Additionally, we have entered into MSRs financing facilities that allow us to leverage the MSRs assets we hold. The selling of MSRs both on a flow and bulk basis, combined with the availability of the MSRs financing facilities augments our liquidity strategy. We would anticipate a reduction in loan servicing fees as a result of continued sales of MSRs.
The fair value of our MSRs declined $53.6 million for the six months ended June 30, 2016 compared to a decline of $6.4 million for the same period last year. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. Overall, the magnitude of the decline in rates and flattening of the yield curve was greater in the first six months of 2016 compared to the same period last year.
We continue to grow our financing segment as we focus on providing warehouse financing to our correspondent customers and other institutions. Our financing subsidiary, NattyMac, allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for both our origination segment correspondent originators and customers who may not sell loans to our origination segments. NattyMac origination fundings have increased from $1.5 billion for the first six months of 2015 to $2.1 billion for the first six months of 2016, an increase of 41.0%. We believe our focus on growth in NattyMac creates access to efficient sources of capital and strengthens relationships with small to mid-size correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

We have continued to decrease expenses in the second quarter of 2016, compared to the second quarter of 2015, in all expense categories except for depreciation and amortization. Our total expenses were $43.6 million for the second quarter of 2016, $44.3 million for the first quarter of 2016, and $54.7 million for the second quarter of 2015. The largest decreases, compared to prior year, have been in Salaries and Benefits and General and Administrative Expense. The increase in depreciation and amortization expense, from $1.7 million for the second quarter of 2015 to $2.7 million in the second quarter 2016 is due to the additional investment in systems infrastructure as currently and previously discussed in our Results of Operations. At present, we do not anticipate any material retail expansion going forward other than in the retail direct side of the retail channel. We plan to maximize our potential return by focusing on lowering expenses through creating system automation efficiencies through information technology investments and process enhancements and through managing expenses. We will continue to invest in additional information technology infrastructure to increase automation within our systems surrounding both critical operational areas and corporate support areas. We expect continued investments in our loan origination systems and anticipate expenses to increase in the short term in connection with these investments. We believe these investments will lead to a continued decrease in expenses over the long-term.

We have also experienced increased exposure to industry regulatory compliance. We are monitoring a number of developments in regulations that are expected to impact us, and there has been a heightened focus of regulators on the practices of the mortgage industry. The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, heightened risk of potential regulatory fines and penalties, or an increase in mortgage origination or servicing related litigation. In particular, we have devoted significant operational and technological resources to comply with the TILA-RESPA Integrated Disclosure rule that integrates the mortgage loan disclosures required under TILA and sections 4 and 5 of RESPA. This rule became effective for nearly all mortgage applications received on or after October 3, 2015.We will also continue to invest in additional information technology infrastructure to address the technological complexities in complying with various regulations.

For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulation” and “Risk Factors” sections of our 2015 Annual Report on Form 10-K.

Financial Condition Summary

Total assets decreased $34.6 million, or 2.7% during the six months ended June 30, 2016. Total liabilities increased $19.4 million, or 1.9%, during the six months ended June 30, 2016. Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2016 are attributable to a decline in our MSRs portfolio since December 31, 2015, partially offset by an increase in Cash and Restricted Cash. Other Liabilities slightly increased and overall Borrowings remained relatively flat since December 31, 2015.

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
The table below reconciles net income (loss) from continuing operations, net of tax, to adjusted net income from continuing operations and diluted EPS (LPS) from continuing operations to adjusted diluted EPS (LPS) from continuing operations (which are the most directly comparable GAAP measures) for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Change
	2016	2015	$	%
Net income (loss) from continuing operations	$(17,152)	$12,578	$(29,730)	(236)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs[1]	17,927	(17,753)	35,680	201%
Stock-based compensation expense	354	823	(469)	(57)%
Results from discontinued retail branches	55	—	55	100%
Tax effect of adjustments	(139)	6,670	(6,809)	(102)%
Adjusted net income (loss)	$1,045	$2,318	$(1,273)	(55)%

Diluted earnings (loss) per share	(0.66)	0.49	$(1.15)	(235)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	0.70	(0.69)	1.39	201%
Stock-based compensation expense	0.01	0.03	(0.02)	67%
Results from discontinued retail branches	—	—	—	100%
Tax effect of adjustments	(0.01)	0.26	(0.27)	(104)%
Adjusted diluted earnings (loss) per share	$0.04	$0.09	$(0.05)	(56)%
1 Changes in valuation inputs and assumptions on MSRs includes a realized gain of $7,138 and a realized loss of $3,068 for the three months ended June 30, 2016 and 2015, respectively.

Adjusted net income decreased $1,273, or 55%, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Adjusted diluted EPS decreased $0.05, or 56%, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease was primarily attributable to a reduction in our gain on sale due to lower originations volume, reduced MSR capitalization rate and shift in the retail channel production. These decreases were partially offset with reduced operating expense due to decreased headcount.

The table below reconciles net income (loss) from continuing operations, net of tax, to adjusted net income from continuing operations and diluted EPS (LPS) from continuing operations to adjusted diluted EPS (LPS) from continuing operations (which are the most directly comparable GAAP measures) for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Change
	2016	2015	$	%
Net income (loss) from continuing operations	$(54,675)	$3,024	$(57,699)	(1,908)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs[1]	53,647	6,437	47,210	(733)%
Stock-based compensation expense	660	1,645	(985)	(60)%
Results from discontinued retail branches	119	—	119	(100)%
Tax effect of adjustments	(1,774)	(3,109)	1,335	(43)%
Adjusted net income (loss)	$(2,023)	$7,997	$(10,020)	(125)%

Diluted earnings (loss) per share	(2.12)	0.12	$(2.24)	(1,867)%
Adjustments:
Changes in valuation inputs and assumptions on MSRs	2.08	0.25	1.83	(732)%
Stock-based compensation expense	0.03	0.06	(0.03)	50%
Results from discontinued retail branches	—	—	—	—%
Tax effect of adjustments	(0.07)	(0.12)	0.05	(42)%
Adjusted diluted earnings (loss) per share	$(0.08)	$0.31	$(0.39)	(126)%
1 Changes in valuation inputs and assumptions on MSRs includes a realized gain of $7,033 and a realized loss of $2,869 for the six months ended June 30, 2016 and 2015, respectively.

Adjusted net income from continuing operations decreased $10,020, or 125%, during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Adjusted diluted EPS decreased $0.39, or 126%, during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease was primarily attributable to a reduction in our gain on sale due to lower originations volume, reduced MSR capitalization rate and shift in the retail channel production. These decreases were partially offset with decreased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period and reduced operating expense due to decreased headcount.
Recent Developments and Significant Transactions

We continue to execute our strategies in each segment through development of new investor and product offerings, a focus on higher margin volume, improvement of operating expense efficiencies, and selling MSRs when the market conditions are favorable. Our MSRs are primarily created through our originations channels.

We continue to enter into strategic sale and financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. In 2015, we entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The sales occurred monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

On June 30, 2016, we completed a sale of MSRs with an underlying unpaid principal balance of $5.06 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs was somewhat geographically focused, had an average mortgage interest rates that were higher than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs.

The following financing-related transactions occurred during the six months ended June 30, 2016 allowing us to right-size our financing sources:

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

•
On June 3, 2016, we amended our mortgage repurchase financing agreement with Bank of America, N.A. to extend the maturity date to July 8, 2016. This agreement was subsequently extended through August 5, 2016.

•	On June 17, 2016, we amended our operating line of credit agreement with Merchants to temporarily increase the maximum borrowing capacity from $5,000 to $10,000 through August 31, 2016.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Our consolidated results of operations for the three months ended June 30, 2016 and 2015 are presented below. We will then discuss the results of continuing operations separately from the results of discontinued operations for each respective period.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Gains on mortgage loans held for sale, net	$28,314	$41,220	$(12,906)	(31)%
Changes in mortgage servicing rights valuation	(17,927)	17,753	(35,680)	(201)%
Payoffs and principal amortization of mortgage servicing rights	(10,148)	(11,322)	1,174	(10)%
Loan origination and other loan fees	5,473	6,465	(992)	(15)%
Loan servicing fees	13,712	12,611	1,101	9%
Interest and other income	7,070	8,719	(1,649)	(19)%
Total revenues	26,494	75,446	(48,952)	(65)%

Salaries, commissions and benefits	23,551	32,547	(8,996)	(28)%
General and administrative	6,467	8,616	(2,149)	(25)%
Interest expense	6,824	7,826	(1,002)	(13)%
Occupancy, equipment and communications	4,050	4,041	9	—%
Depreciation and amortization expense	2,725	1,672	1,053	63%
Total expenses	43,617	54,702	(11,085)	(20)%

Income (loss) before income tax benefit	(17,123)	20,744	(37,867)	(183)%
Income tax expense (benefit)	29	8,166	(8,137)	(100)%
Income (loss) from continuing operations, net of tax	(17,152)	12,578	(29,730)	(236)%
Income (loss) from discontinued operations, net of tax	—	(1,444)	1,444	(100)%
Net income (loss) attributable to common stockholders	(17,152)	11,134	(28,286)	(254)%

Weighted average diluted shares outstanding (in thousands)	25,818	25,782	36	—%

Basic earnings (loss) per share:
From continuing operations	$(0.66)	$0.49	$(1.15)	(235)%
From discontinued operations	$—	$(0.06)	$0.06	(100)%
Total basic earnings (loss) per share	$(0.66)	$0.43	$(1.09)	(253)%

Diluted earnings (loss) per share:
From continuing operations	$(0.66)	$0.49	$(1.15)	(235)%
From discontinued operations	$—	$(0.06)	$0.06	(100)%
Total diluted earnings (loss) per share	$(0.66)	$0.43	$(1.09)	(253)%

Continuing Operations
Revenues
During the three months ended June 30, 2016, total revenues decreased $48,952, or 65%, as compared to the three months ended June 30, 2015. The decrease in revenues was predominantly the result of decreases in gains on mortgage loans held for sale and a higher negative change in the fair value of our MSRs from the second quarter of 2015 to the second quarter of 2016, partially offset by a decline in loan payoffs and principal amortization of MSRs and increased loan servicing fees.
Our gains on mortgage loans held for sale, net during the three months ended June 30, 2016 decreased $12,906, or 31%, as compared to the three months ended June 30, 2015, primarily due to the 26% decrease in our originations volume from continuing operations and lower capitalization of our MSRs. Our gains on mortgage loans held for sale, net during the three months ended June 30, 2016 were 121 basis points of loan originations compared to 130 basis points for the comparable period in 2015. The decrease in basis point gain on sale was due primarily to a lower MSR capitalization rate as discussed in the Segment Results section.
The greater decrease in the fair value of our MSRs for the three months ended June 30, 2016 compared to the same period last year was driven by the direction of interest rates in the two periods. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. Market volatility late in the second quarter of 2016 contributed to the significant decline in MSR value in the current period as compared to prior periods.
The decrease in payoffs and principal amortization of our MSRs was driven primarily by the direction of market interest rates during the three months ended June 30, 2016 compared to the second quarter of 2015. The decrease in run-off and paid off loans correlates with a decrease in related constant prepayment speeds during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, partially offset by an increase in our average servicing portfolio. It is important to note the fair market value changes on the MSR asset are driven more by expectations of future prepayments than they are on these recently realized prepayments, and the drop in rates in June 2016 has increased expectations of future prepayments.
Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as well as lower fees due to the shifting of our loan portfolio mix away from the retail channel.
The increase in our loan servicing fees was a result of an increase in our average servicing portfolio from the second quarter or 2015 to the second quarter of 2016. Our average servicing portfolio was $17.3 during the three months ended June 30, 2016, compared to an average servicing portfolio of $16.6 billion during the three months ended June 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 32 bps for the three months ended June 30, 2016, compared to 30 bps for the three months ended June 30, 2015.
The decrease in interest and other income was primarily a result of the 26% decrease in mortgage loan originations during the three months ended June 30, 2016 compared to June 30, 2015, as there is a direct correlation between interest and other income and mortgage loan origination activity.

Expenses

Total expenses from continuing operations decreased $11,085 or 20% for the three months ended June 30, 2016, compared to the same period ended June 30, 2015. Total expenses have decreased due to 1) a 26% decrease in total originations and the related costs , such as interest expense, associated with lower originations; 2) a decrease in retail originations, which is a higher cost origination channel as compared to our correspondent and wholesale channels; and 3) reductions in expense from specific actions that occurred in the fourth quarter of 2015.

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

Salaries, commissions and benefits expense from continuing operations decreased $8,996, or 28%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily as a result of decreased commission and incentive compensation expense related to the decline in origination volume and decreased salaries and payroll taxes due to the reduced headcount in revenue producing positions. Our total headcount decreased from 1,349 employees at June 30, 2015 to 865 employees at June 30, 2016.

General and administrative expenses decreased $2,149, or 25% , during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to recent cost control focus, lower headcount, and less reliance on outside services related to TRID readiness. Significant declines occurred in outside services, dues and subscriptions and travel and entertainment expenses.

Interest expense from continuing operations decreased $1,002, or 13%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to decreased borrowings as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by a higher cost of funds. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Depreciation and amortization expense from continuing operations increased $1,053, or 63%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to increased property and equipment and software expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting, and operations.

We reported income tax expense of $29 and $8,166 for the three months ended June 30, 2016 and 2015, respectively, with an effective tax rate of 0.2% and 39.2%, respectively. The decrease in income tax expense is due to lower income before tax and recognition of a $6.4 million valuation allowance during the three months ended June 30, 2016. We determined that it is more likely than not that we will not fully realize the benefit of these deferred tax assets based upon the fact that its deferred tax liabilities are not expected to fully offset the deferred tax assets in the future. This net deferred tax asset position was primarily attributable to the significant write down and amortization of the MSRs in the current period.

Discontinued Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

In 2015, we made the decision to dispose of certain retail branches, or components of our Originations segment, either by sale or closure. We completed the closure of 62 of our retail branches as of December 31, 2015. Additionally, on October 29, 2015, we sold to an unrelated third party certain assets associated with 14 retail branches. Under the new guidance of Accounting Standards Update ("ASU") No. 2014-08, we determined that the disposal of these retail branches represented a major strategic shift in our operations and, therefore, should be presented and disclosed as discontinued operations. There were no new additional discontinued operations in the second quarter of 2016 with a material impact, however, transactions related to the 2015 discontinued operations are reflected below.

Our consolidated results of discontinued operations for the three months ended June 30, 2015 are as follows:

Three Months Ended June 30,
2015
Gains on mortgage loans held for sale, net	$10,114
Loan origination and other loan fees	1,259
Interest and other income	624
Total revenues	11,997

Salaries, commissions and benefits	10,372
General and administrative expense	1,390
Interest expense	469
Occupancy, equipment and communications	1,892
Depreciation and amortization expense	174
Total expenses	14,297

Income (loss) from discontinued operations before income tax benefit	(2,300)
Income tax expense (benefit)	(856)
Income (loss) from discontinued operations, net of tax	$(1,444)

During the three months ended June 30, 2015, our net loss from discontinued operations was $1,444 and was primarily due to expenses related to salaries, commissions and benefits and occupancy, equipment and communications. These expenses were partially offset by gains on mortgage loans held for sale, net and other revenue associated with the discontinued operations. The expenses incurred for discontinued operations in the second quarter of 2016 were immaterial in amount and did not justify separate disclosure.

Segment Results from Continuing Operations

	Total Assets
	June 30, 2016	December 31, 2015
Originations	$671,148	$647,287
Servicing	297,984	353,097
Financing	234,640	232,061
Other[1]	42,273	48,181
Total	$1,246,045	$1,280,626
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended June 30, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$28,193	$141	$—	$(20)	$28,314
Changes in mortgage servicing rights valuation	—	(17,927)	—	—	(17,927)
Payoffs and principal amortization of mortgage servicing rights	—	(10,148)	—	—	(10,148)
Loan origination and other loan fees	5,012	—	459	2	5,473
Loan servicing fees	—	13,712	—	—	13,712
Interest and other income	5,046	139	1,886	(1)	7,070
Total revenues	$38,251	$(14,083)	$2,345	$(19)	$26,494

Expenses
Salaries, commissions and benefits	15,781	1,642	435	5,693	23,551
General and administrative	3,139	652	253	2,423	6,467
Interest expense	4,260	872	459	1,233	6,824
Occupancy, equipment and communication	2,023	425	58	1,544	4,050
Depreciation and amortization	2,205	148	102	270	2,725
Corporate allocations	5,131	795	112	(6,038)	—
Total expenses	$32,539	$4,534	$1,419	$5,125	$43,617
Income (loss) from continuing operations before taxes	$5,712	$(18,617)	$926	$(5,144)	$(17,123)
1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$41,171	$—	$—	$49	$41,220
Changes in mortgage servicing rights valuation	—	17,753	—	—	17,753
Payoffs and principal amortization of mortgage servicing rights	—	(11,322)	—	—	(11,322)
Loan origination and other loan fees	6,162	—	303	—	6,465
Loan servicing fees	—	12,611	—	—	12,611
Interest and other income	7,011	—	1,694	14	8,719
Total revenues	$54,344	$19,042	$1,997	$63	$75,446

Expenses
Salaries, commissions and benefits	22,429	2,285	574	7,259	32,547
General and administrative	3,427	837	173	4,179	8,616
Interest expense	5,269	1,772	657	128	7,826
Occupancy, equipment and communication	1,951	505	61	1,524	4,041
Depreciation and amortization	1,095	99	102	376	1,672
Corporate allocations	6,125	858	75	(7,058)	—
Total expenses	$40,296	$6,356	$1,642	$6,408	$54,702
Income (loss) from continuing operations before taxes	$14,048	$12,686	$355	$(6,345)	$20,744
1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $5,712 and $14,048 during the three months ended June 30, 2016 and 2015, respectively. This decrease was the result of a decline in originations revenues primarily due to mortgage loan originations decreasing 26% period over period. This decline was partially offset by decreased expenses primarily due to reduced salaries, commissions and benefits from the decline in volume of originations and reduced staffing in support areas.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the three months ended June 30, 2016 decreased $12,978, or 32%, as compared to the three months ended June 30, 2015 primarily due to the 26% decrease in our originations volume and an 18 basis point reduction in our MSR capitalization rate. Our gains on mortgage loans held for sale, net during the three months ended June 30, 2016 were 121 bps of loan originations compared to 130 bps for the comparable period in 2015. The decreased gain on sale in basis points was due primarily to a decrease in our MSR capitalization rate, partially offset by increased margins on realized gain on sales as shown below. Gains on mortgage loans held for sale, net consisted of the following components for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$6,520	28	$5,976	19	$544
Capitalized servicing rights	27,585	118	43,028	136	(15,443)
Economic hedge results	(2,169)	(9)	(2,391)	(7)	222
Provision for repurchases	(691)	(3)	(828)	(3)	137
Direct loan origination costs[1]	(3,052)	(13)	(4,614)	(15)	1,562
Gains on mortgage loans held for sale, net	$28,193	121	$41,171	$130	$(12,978)
1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the three months ended June 30, 2016, compared to the comparable period in 2015, was primarily due to improved margins from a decline in correspondent delegated loan production which produces lower margins.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The decrease in our capitalized servicing rights component for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, relates to the decrease in our loan shipment volume and a decrease in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. A decrease in loan shipment volume results in a lower level of MSRs asset creation. The rate at which we capitalize these servicing rights decreased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC) and

GNMA for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The slight decrease in our economic hedge results for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily relates to the decrease attributed to the net volume change period over period of interest rate lock commitments and loans held for sale.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. The decline in the provision for the three months ended June 30, 2016 compared to the second quarter last year is related to the decline in volume of loans originated and subsequently sold.

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

The decrease in direct loan origination costs for the for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, relates to the decrease in mortgage loan origination volume as well as lower retail channel mix as a percentage of total production.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the three months ended June 30, 2016 decreased $1,150, or 19%, compared to the comparable period in 2015, Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. However, our loan origination and other loan fees increased on a per loan basis for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to higher fees charged across our origination channels, partially offset by lower retail channel mix as a percentage of loan production.

The following table illustrates mortgage loan originations by type for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	$	% Total	$	% Total
Conventional	$907,358	39%	$1,167,565	37%
Government insured	1,391,596	59%	1,839,243	58%
Non-agency/Other	44,458	2%	152,232	5%
Total mortgage loan originations	$2,343,412	100%	$3,159,040	100%

The following is a summary of mortgage loan origination volume by channel for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	1,367	$287,344	12%	2,306	$474,755	15%
Wholesale	1,954	561,803	24%	2,188	623,361	20%
Correspondent	6,894	1,494,265	64%	9,229	2,060,924	65%
Total mortgage loan originations	10,215	$2,343,412	100%	13,723	$3,159,040	100%
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$646	$1,894	$2,711	$16,247	$183	$21,681	1%
620-680	29,476	53,866	90,550	487,212	5,237	666,341	28%
681-719	43,830	83,450	86,881	299,467	4,830	518,458	22%
>719	235,966	335,393	156,369	401,568	7,636	1,136,932	49%
Total mortgage loan originations	$309,918	$474,603	$336,511	$1,204,494	$17,886	$2,343,412	100%
% Total	13%	20%	14%	52%	1%	100%

	Three Months Ended June 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$2,137	$3,233	$4,141	$30,730	$119	$40,360	1%
620-680	40,979	77,011	98,408	587,560	5,915	$809,873	25%
681-719	58,318	99,391	107,569	440,581	6,334	$712,193	23%
>719	352,472	467,995	221,667	543,620	10,860	$1,596,614	51%
Total mortgage loan originations	$453,906	$647,630	$431,785	$1,602,491	$23,228	$3,159,040	100%
% Total	14%	21%	14%	50%	1%	100%
Interest and Other Income

Interest and other income related to our Originations segment decreased $1,965 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in interest and other income was primarily a result of less origination volume and lower average coupon rates during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. There is a direct correlation between interest and other income and mortgage loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment decreased $6,648, or 30%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease was primarily a result of decreased commissions and incentives related to the decreased volume of originations, and reduced salaries and related benefit costs due to the reduction of revenue-producing and support positions. Headcount related to our Originations segment decreased from 982 employees at June 30, 2015 to 546 employees at June 30, 2016.

Interest Expense

Interest expense related to our Originations segment decreased $1,010, or 19%, primarily due to lower origination volume, partially offset by 30 bps higher cost of funds on borrowing lines tied to LIBOR.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $1,110 during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to increased capital expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting and operations. We expect to see continued increased technology expenses in our efforts to adhere to the increasing regulatory environment.

Servicing

The Servicing segment incurred losses before taxes of $18,617 during the three months ended June 30, 2016 compared to income before taxes of $12,686 during the three months ended June 30, 2015 primarily due to a larger decline in the value of our MSRs during the second quarter of 2016 compared to the second quarter of 2015. Partially offsetting those declines was an increase in loan servicing revenue, and lower levels of amortization of MSRs related to payoffs and principal reductions and operating expenses.

The following is a summary of certain metrics specific to the Servicing segment as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Servicing Portfolio UPB	$14,137,897	$17,244,304
Number of Loans Serviced (units)	76,791	91,934
Weighted Average Coupon	3.8%	4.02%
Weighted Average Age (in months)	18	13
90+ day Delinquency Rate	0.71%	0.62%
Weighted Average FICO score	720	718
Weighted Average Servicing Fee (in basis points)	31	30
Capitalized Loan Servicing Portfolio	$132,813	$209,343
Capitalized Servicing Rate[1]	0.94%	1.21%
Capitalized Servicing Multiple	3.06	4.08
1Represents MSR value divided by ending UPB servicing portfolio.

	As of June 30,
	2016	2015
Gross Constant Prepayment Rate[1]	19.17%	24.29%
Adjusted Constant Prepayment Rate[2]	16.13%	18.64%
Average Total Loan Servicing Portfolio	$17,322,698	$16,613,832
Average Capitalized Loan Servicing Portfolio	$167,128	$185,500
Payoffs and Principal Curtailments of Capitalized Portfolio	$969,585	$1,004,675
Sales of Capitalized Portfolio	$5,172,610	$1,845,207

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

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the three months ended June 30, 2016 was driven primarily by overall lower rates and the flattening of the yield curve during the three months ended June 30, 2016, relative to the same period last year. Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances held by us.  The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. Mortgage rates were lower during the period ended June 30, 2016 than they were during the period ended June 30, 2015. Market volatility late in the second quarter of 2016 contributed to the significant decline in MSR value in the current period as compared to prior periods.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed.  During the three months ended June 30, 2016, the weighted average coupon of our MSRs portfolio was lower in comparison to June 30, 2015 and, mortgage rates were also lower during the period ended June 30, 2016 than they were during the period ended June 30, 2015.  In addition, there were several MSR sales between these two periods, which changed the mix and characteristics of the overall portfolio.  The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts.  Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

During the three months ended June 30, 2016, this amount was $10,148, compared to $11,322, or a decline of 10% during the current period.  The decrease in run-off and paid off loans correlates with a decrease in constant prepayment speeds during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, offset by an increase in our average servicing portfolio.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Contractual servicing fees	$13,051	$11,842
Late fees	661	769
Loan servicing fees	$13,712	$12,611

Servicing fees as a percentage of average portfolio (annualized)	0.32%	0.30%

Our loan servicing fees increased to $13,712 during the three months ended June 30, 2016 from $12,611 during the three months ended June 30, 2015. The 8.7% increase in our loan servicing fees was primarily the result of our higher average servicing portfolio of $17.3 billion during the three months ended June 30, 2016, compared to an average servicing portfolio of $16.6 billion during the three months ended June 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 32 bps for the three months ended June 30, 2016, compared to 30 bps for the three months ended June 30, 2015.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment decreased $643, or 28%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily as a result of reduced staffing in the

Servicing segment. Headcount related to our Servicing segment decreased from 100 employees at June 30, 2015 and 89 employees at June 30, 2016.

Interest Expense

Interest expense related to our Servicing segment decreased $900 during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to lower borrowings on our MSR loans.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $926 and $355 during the three months ended June 30, 2016 and 2015, respectively. The higher income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $1.2 billion during the three months ended June 30, 2016 from $0.9 billion during the three months ended June 30, 2015. The increased income before taxes for Financing was also the result of reduced expenses, primarily salaries, commissions and benefits and interest expense. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $348 during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due to our overall warehouse lending activity growth. The following details the increases in total revenues:

•	Our loan origination and other loan fees during the three months ended June 30, 2016 increased $156, compared to the comparable period in 2015, due to higher origination volume, as discussed above.

•
The increase in interest and other income of $192 was primarily a result of the increase in warehouse loan originations funded during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment decreased $223 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a decrease in salaries, commissions, and benefits and interest expense.

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Our consolidated results of operations for the six months ended June 30, 2016 and 2015 are presented below. We will then discuss the results of continuing operations separately from the results of discontinued operations for each respective period.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Gains on mortgage loans held for sale, net	$51,435	$86,221	$(34,786)	(40)%
Changes in mortgage servicing rights valuation	(53,647)	(6,437)	(47,210)	733%
Payoffs and principal amortization of mortgage servicing rights	(17,396)	(25,088)	7,692	(31)%
Loan origination and other loan fees	9,935	11,812	(1,877)	(16)%
Loan servicing fees	27,158	26,950	208	1%
Interest and other income	13,985	16,908	(2,923)	(17)%
Total revenues	31,470	110,366	(78,896)	(71)%

Salaries, commissions and benefits	46,777	61,985	(15,208)	(25)%
General and administrative	13,481	16,018	(2,537)	(16)%
Interest expense	14,073	15,850	(1,777)	(11)%
Occupancy, equipment and communications	8,298	8,266	32	—%
Depreciation and amortization expense	5,271	3,382	1,889	56%
Total expenses	87,900	105,501	(17,601)	(17)%

Income (loss) before income tax benefit	(56,430)	4,865	(61,295)	(1,260)%
Income tax expense (benefit)	(1,755)	1,841	(3,596)	(195)%
Income (loss) from continuing operations, net of tax	(54,675)	3,024	(57,699)	(1,908)%
Income (loss) from discontinued operations, net of tax	—	(3,009)	3,009	(100)%
Net income (loss) attributable to common stockholders	(54,675)	15	(54,690)	(364,600)%

Weighted average diluted shares outstanding (in thousands)	25,811	25,781	30	—%

Basic earnings (loss) per share:
From continuing operations	$(2.12)	$0.12	$(2.24)	(1,867)%
From discontinued operations	$—	$(0.12)	$0.12	(100)%
Total basic earnings (loss) per share	$(2.12)	$—	$(2.12)

Diluted earnings (loss) per share:
From continuing operations	$(2.12)	$0.12	$(2.24)	(1,867)%
From discontinued operations	$—	$(0.12)	$0.12	(100)%
Total diluted earnings (loss) per share	$(2.12)	$—	$(2.12)

Continuing Operations
Revenues
During the six months ended June 30, 2016, total revenues decreased $78,896, or 71%, as compared to the six months ended June 30, 2015. The decrease in revenues was predominantly the result of a higher negative change in the fair value of our MSRs and decreases in gains on mortgage loans held for sale for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, partially offset by a decline in loan payoffs and principal amortization of MSRs for the same period.
Our gains on mortgage loans held for sale, net during the six months ended June 30, 2016 decreased $34,786, or 40%, as compared to the six months ended June 30, 2015, primarily due to the 26% decrease in our originations volume from continuing operations. Our gains on mortgage loans held for sale, net during the six months ended June 30, 2016 were 120 basis points of loan originations compared to 150 basis points for the comparable period in 2015. The decrease in basis point gain on sale was due primarily to the lower MSR capitalization rate, as further discussed in the Segment Results section.
The greater decrease in the fair value of our MSRs for the six months ended June 30, 2016 compared to the same period last year was driven by the direction of interest rates in the two periods. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. The decrease in the fair value of our MSRs during the six months ended June 30, 2016 was driven primarily by overall lower rates and the flattening of the yield curve during the six months ended June 30, 2016, relative to the same period last year.

The decrease in payoffs and principal amortization of our MSRs was driven primarily by the direction of market interest rates during the first part of the six months ended June 30, 2016 compared to the second quarter of 2015. The decrease in run-off and paid off loans correlates with a 7% decrease in related constant prepayment speeds during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as well as lower margins due to the shifting of our loan portfolio mix away from the retail channel.
Loan servicing fees were flat period to period as a result of minimal change in our average servicing portfolios of $17.5 billion during the six months ended June 30, 2016, and average servicing portfolio of $17.6 billion during the six months ended June 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for the six months ended June 30, 2016, compared to 31 bps for the six months ended June 30, 2015.
The decrease in interest and other income was primarily a result of the 26% decrease in mortgage loan originations during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as there is a direct correlation between interest and other income and mortgage loan origination activity.
Expenses

Total expenses from continuing operations decreased $17,601 or 17% for the six months ended June 30, 2016, compared to the same period ended June 30, 2015. Total expenses have decreased due to 1) a 26% decrease in total originations and the related costs associated with lower originations; 2) a decrease in retail originations, which is a higher cost origination channel as compared to our correspondent and wholesale channels; and 3) reductions in expense from a planned reduction in support staff that occurred in the fourth quarter of 2015.

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

Salaries, commissions and benefits expense from continuing operations decreased $15,208, or 25%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of decreased commission and incentive compensation expense related to the decline in origination volume and decreased salaries and payroll taxes due to the reduced headcount in revenue producing positions and in segment and corporate support areas. Our total headcount decreased from 1,349 employees at June 30, 2015 to 865 employees at June 30, 2016.

General and administrative expenses decreased $2,537, or 16% , during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to recent cost control focus, lower headcount, and less reliance on outside services related to TRID readiness. Significant declines occurred in outside services, dues and subscriptions and travel and entertainment expenses.

Interest expense from continuing operations decreased $1,777, or 11%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to decreased borrowings as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by a higher cost of funds related to LIBOR based borrowings. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Depreciation and amortization expense from continuing operations increased $1,889, or 56%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to increased property and equipment and software expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting, and operations.

We reported income tax benefit of $1,755 and expense of $1,841 for the six months ended June 30, 2016 and 2015, respectively, with an effective tax rate of (3.1%) and 37.8%, respectively. The decrease in income tax expense is due primarily to decreased income before tax period over period. Additionally, we recognized a valuation allowance of $19.4 million against our deferred tax assets related to our net operating loss carryforwards of $167.9 million of was recorded as of June 30, 2016.

Discontinued Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

In 2015, we made the decision to dispose of certain retail branches, or components of our Originations segment, either by sale or closure. We completed the closure of 62 of our retail branches as of December 31, 2015. Additionally, on October 29, 2015, we sold to an unrelated third party certain assets associated with 14 retail branches. Under the new guidance of Accounting Standards Update ("ASU") No. 2014-08, we determined that the disposal of these retail branches represented a major strategic shift in our operations and, therefore, should be presented and disclosed as discontinued operations. There were no new additional discontinued operations in the six months ended June 30, 2016 with a material impact, however, transactions related to the 2015 discontinued operations are reflected below.

Our consolidated results of discontinued operations for the six months ended June 30, 2015 are as follows:

Six Months Ended June 30,
2015
Gains on mortgage loans held for sale, net	$17,954
Loan origination and other loan fees	2,256
Interest and other income	1,186
Total revenues	21,396

Salaries, commissions and benefits	18,882
General and administrative expense	2,520
Interest expense	854
Occupancy, equipment and communications	3,528
Depreciation and amortization expense	245
Total expenses	26,029

Income (loss) from discontinued operations before income tax benefit	(4,633)
Income tax expense (benefit)	(1,624)
Income (loss) from discontinued operations, net of tax	$(3,009)

During the six months ended June 30, 2015, our net loss from discontinued operations was $3,009 and was primarily due to expenses related to salaries, commissions and benefits and occupancy, equipment and communications. These expenses were partially offset by gains on mortgage loans held for sale, net and other revenue associated with the discontinued operations. The expenses incurred for discontinued operations during the six months ended June 30, 2016 were immaterial in amount to justify separate disclosure.

Segment Results from Continuing Operations

	Total Assets
	June 30, 2016	December 31, 2015
Originations	$671,148	$647,287
Servicing	297,984	353,097
Financing	234,640	232,061
Other[1]	42,273	48,181
Total	$1,246,045	$1,280,626
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Six Months Ended June 30, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$50,680	$712	$—	$43	$51,435
Changes in mortgage servicing rights valuation	—	(53,647)	—	—	(53,647)
Payoffs and principal amortization of mortgage servicing rights	—	(17,396)	—	—	(17,396)
Loan origination and other loan fees	9,143	—	784	8	9,935
Loan servicing fees	—	27,158	—	—	27,158
Interest and other income	9,946	245	3,783	11	13,985
Total revenues	69,769	(42,928)	4,567	62	31,470

Expenses
Salaries, commissions and benefits	30,366	3,395	906	12,110	46,777
General and administrative	5,842	1,132	408	6,099	13,481
Interest expense	8,485	1,949	1,235	2,404	14,073
Occupancy, equipment and communication	3,919	869	111	3,399	8,298
Depreciation and amortization	4,154	271	200	646	5,271
Corporate allocations	10,854	1,726	238	(12,818)	—
Total expenses	63,620	9,342	3,098	11,840	87,900
Income (loss) from continuing operations before taxes	$6,149	$(52,270)	$1,469	$(11,778)	$(56,430)

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Six Months Ended June 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$86,172	$—	$—	$49	$86,221
Changes in mortgage servicing rights valuation	—	(6,437)	—	—	(6,437)
Payoffs and principal amortization of mortgage servicing rights	—	(25,088)	—	—	(25,088)
Loan origination and other loan fees	11,235	—	577	—	11,812
Loan servicing fees	—	26,950	—	—	26,950
Interest and other income	13,378	—	3,428	102	16,908
Total revenues	110,785	(4,575)	4,005	151	110,366

Expenses
Salaries, commissions and benefits	42,020	4,401	1,093	14,471	61,985
General and administrative	6,142	1,278	308	8,290	16,018
Interest expense	9,631	4,305	1,660	254	15,850
Occupancy, equipment and communication	3,663	987	119	3,497	8,266
Depreciation and amortization	2,262	198	203	719	3,382
Corporate allocations	13,284	1,840	152	(15,276)	—
Total expenses	77,002	13,009	3,535	11,955	105,501
Income (loss) from continuing operations before taxes	$33,783	$(17,584)	$470	$(11,804)	$4,865

1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $6,149 and $33,783 during the six months ended June 30, 2016 and 2015, respectively. This decrease was the result of a decline in all Originations revenues primarily due to lower gain on sale of loans as mortgage loan originations decreased 26% period over period. This decline was partially offset with decreased expenses of $13,382 primarily due to reduced Salaries, Commissions and Benefits from the decline in volume of originations and reduced staffing in support areas.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the six months ended June 30, 2016 decreased $35,492 , or 41%, as compared to the six months ended June 30, 2015 primarily due to the 26% decrease in our originations volume and reduced margins on loan sales. Our gains on mortgage loans held for sale, net during the six months ended June 30, 2016 were 120 bps of loan originations compared to 150 bps for the comparable period in 2015. The decreased gain on sale in basis points was due primarily to a 17 basis point reduction of our MSR capitalization rate due to changes in the interest rate environment. Gains on mortgage loans held for sale, net consisted of the following components for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$6,335	15	$8,323	14	$(1,988)
Capitalized servicing rights	48,730	114	75,267	132	(26,537)
Economic hedge results	2,419	7	12,785	22	(10,366)
Provision for repurchases	(1,256)	(3)	(1,507)	(3)	251
Direct loan origination costs[1]	(5,548)	(13)	(8,696)	(15)	3,148
Gains on mortgage loans held for sale, net	$50,680	120	$86,172	150	$(35,492)
1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The decrease in our realized gains on sales of loans during the six months ended June 30, 2016, compared to the comparable period in 2015, was primarily due to lower origination volume in light of our shift from retail brokers to more correspondent who produce a lower cash margin.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The decrease in our capitalized servicing rights component for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, relates to the decrease in our loan shipment volume and a decrease in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. A decrease in loan origination volume results in a lower level of MSRs asset creation. The rate at which we capitalize these servicing rights decreased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC) and GNMA for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The decrease in our economic hedge results for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily relates to the decrease attributed to the net volume change period over period of interest rate lock commitments and loans held for sale.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. As stated above, the decline in the provision for the six months ended June 30, 2016 compared to the second quarter last year is related to the decline in volume of loans originated and subsequently sold.

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

The decrease in direct loan origination costs for the for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, relates to the decrease in mortgage loan origination volume.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the six months ended June 30, 2016 decreased $2,092, or 19%, compared to the comparable period in 2015. Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Additionally, we experienced a decline in loans originated in our retail channel as a percentage of production. However, our loan origination and other loan fees increased on a per loan basis for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to an increase in fees charged.

The following table illustrates mortgage loan originations by type for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	$	% Total	$	% Total
Conventional	$1,670,456	39%	$2,370,052	41%
Government insured	2,530,330	59%	3,103,193	54%
Non-agency/Other	84,095	2%	293,092	5%
Total mortgage loan originations	$4,284,881	100%	$5,766,337	100%

The following is a summary of mortgage loan origination volume by channel for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016			2015
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	2,391	$502,652	12%	3,913	$837,695	14%
Wholesale	3,469	989,853	23%	4,952	1,430,107	25%
Correspondent	13,014	2,792,376	65%	15,830	3,498,535	61%
Total mortgage loan originations	18,874	$4,284,881	100%	24,695	$5,766,337	100%
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30, 2016
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,170	$3,495	$7,238	$37,281	$1,086	$50,270	1%
620-680	57,666	116,663	167,856	874,458	11,426	1,228,069	29%
681-719	80,822	150,304	156,256	538,274	6,704	932,360	22%
>719	434,830	609,826	290,268	724,620	14,638	2,074,182	48%
Total mortgage loan originations	$574,488	$880,288	$621,618	$2,174,633	$33,854	$4,284,881	100%
% Total	13%	21%	15%	50%	1%	100%

	Six Months Ended June 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$3,790	$5,852	$6,387	$50,829	$3,377	$70,235	1%
620-680	79,720	147,958	183,184	1,001,162	10,349	1,422,373	25%
681-719	120,019	210,950	199,570	737,807	11,716	1,280,062	22%
>719	734,814	934,103	399,779	907,183	17,788	2,993,667	52%
Total mortgage loan originations	$938,343	$1,298,863	$788,920	$2,696,981	$43,230	$5,766,337	100%
% Total	16%	23%	14%	46%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment decreased $3,432, or 26%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in interest and other income was primarily a result of less origination volume. There is a direct correlation between interest and other income and mortgage loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment decreased $11,654, or 28%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily a result of decreased commissions and incentives related to the decreased volume of originations, and reduced salaries and related benefit costs due to the reduction of revenue-producing and support positions. Headcount related to our Originations segment decreased from 982 employees at June 30, 2015 to 546 employees at June 30, 2016.

Interest Expense

Interest expense related to our Originations segment decreased $1,146, or 12%, primarily due to lower origination volume, partially offset by a higher cost of funds on borrowing lines tied to LIBOR.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $1,892 during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to increased capital expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting and operations. We expect to see continued increased expenses in our efforts to adhere to the increasing regulatory environment.

Servicing

The Servicing segment incurred losses before taxes of $52,270 and $17,584 during the six months ended June 30, 2016 and 2015, respectively, due primarily to a larger decline in the value of our MSRs during the second quarter of 2016 compared to the second quarter of 2015. Partially offsetting that decline was a realized gain on our MSR bulk sale in the second quarter of 2016 and a lower level of amortization of MSRs related to payoffs and principal reductions and operating expenses.

The following is a summary of certain metrics specific to the Servicing segment as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Servicing Portfolio UPB	$14,137,897	17,244,304
Number of Loans Serviced (units)	76,791	91,934
Weighted Average Coupon	3.80%	4.02%
Weighted Average Age (in months)	18	13
90+ day Delinquency Rate	0.6%	0.62%
Weighted Average FICO score	720	718
Weighted Average Servicing Fee (in basis points)	29	30
Capitalized Loan Servicing Portfolio	$132,813	$209,343
Capitalized Servicing Rate[1]	0.94%	1.21%
Capitalized Servicing Multiple	3.06	4.08
1Represents MSR value divided by ending UPB servicing portfolio.

	As of June 30,
	2016	2015
Gross Constant Prepayment Rate[1]	16.42%	23.25%
Adjusted Constant Prepayment Rate[2]	13.87%	17.87%
Average Total Loan Servicing Portfolio	$17,536,047	$17,613,034
Average Capitalized Loan Servicing Portfolio	$167,128	$190,492
Payoffs and Principal Curtailments of Capitalized Portfolio	$969,585	$2,319,299
Sales of Capitalized Portfolio	$5,172,610	$4,556,268

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

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the six months ended June 30, 2016 was driven primarily by overall lower rates and the flattening of the yield curve during the six months ended June 30, 2016, relative to the same period last year.

Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances held by us.  The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. Mortgage rates were lower during the period ended June 30, 2016 than they were during the period ended June 30, 2015. Market volatility late in the second quarter of 2016 contributed to the significant decline in MSR value in the current period as compared to prior periods.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed.  During the six months ended June 30, 2016, the weighted average coupon of our MSRs portfolio was lower in comparison to June 30, 2015 and, mortgage rates were also lower during the period ended June 30, 2016 than they were during the period ended June 30, 2015.  In addition, there were several MSR sales between these two periods, which changed the mix and characteristics of the overall portfolio.  The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts.  Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

During the six months ended June 30, 2016, this amount was $17,396, compared to $25,088, or a decline of 31% during the current period.  The decrease in run-off and paid off loans correlates with a 7% decrease in constant prepayment speeds during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as well as a slight decrease in our average servicing portfolio.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Contractual servicing fees	$25,756	$25,370
Late fees	1,402	1,580
Loan servicing fees	$27,158	$26,950

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.31%
Our loan servicing fees increased to $27,158 during the six months ended June 30, 2016 from $26,950 during the six months ended June 30, 2015. Our average servicing portfolio of $17.5 billion during the six months ended June 30, 2016, was comparable to the average servicing portfolio of $17.6 billion during the six months ended June 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for the six months ended June 30, 2016, and for the six months ended June 30, 2015.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment decreased $1,006, or 23%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily as a result of reduced costs related to reduced staffing. Headcount related to our Servicing segment was 100 employees at June 30, 2015 and 89 employees at June 30, 2016,

Interest Expense

Interest expense related to our Servicing segment decreased $2,356 during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to lower borrowings on our MSR loans.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $1,469 and $470 during the six months ended June 30, 2016 and 2015, respectively. The higher income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $2.1 billion during the six months ended June 30, 2016 from $1.5 billion during the six months ended June 30, 2015. The increased income before taxes for Financing was also the result of reduced expenses, primarily salaries, commissions and benefits and interest expense. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $562 during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to our overall warehouse lending activity growth. The following details the increases in total revenues:

•	Our loan origination and other loan fees during the six months ended June 30, 2016 increased $207, compared to the comparable period in 2015, due to higher origination volume, as discussed above.

•
The increase in interest and other income was primarily a result of the increase in warehouse loan originations funded during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment decreased $437 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a decrease in salaries, commissions and benefits and interest expense.

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

ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" was issued May 2016. This amendment is related to Updates 2014-09 and 2015-14. This amendment affects entities with transactions within the scope of Topic 606. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of goods and services to customers in an amount that reflects consideration that the entity expects to receive. The amendment clarifies the implementation guidance on Assessing Collectibility, Presentation of Sales Tax, Non-Cash Consideration, Contract Modifications, Completed Contracts and technical corrections. The new guidance will be effective for the Company beginning on January 1, 2018 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" was issued June 2016. This update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The amendments replace the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of information to estimate credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance will be effective for the Company beginning on January 1, 2020 and earlier adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our financial statements.

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
Cash Flows
Our unrestricted cash balance decreased from $32,463 as of December 31, 2015 to $30,466 as of June 30, 2016. The following discussion summarizes the changes in our unrestricted cash balance for the six months ended June 30, 2016 and 2015:
Operating Activities
Our operating activities used $36,280 and $35,753 of cash flow for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in operating activities was primarily due to timing of cash payments received to fund and originate loans compared to the payments we receive from sales of the loans to our investors during the period.
Investing Activities
Our investing activities provided $44,623 and $31,943 of cash flow for the six months ended June 30, 2016 and 2015, respectively. The increase in cash provided by investing activities was primarily due to higher proceeds from sale of mortgage servicing rights during the period.
Financing Activities
Our financing activities used $10,340 and provided $6,966 of cash flow for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used by financing activities was primarily due to the timing of borrowings versus repayments under our various mortgage funding arrangements. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of June 30, 2016, approximately $425,126, or 49%, of our total $873,772 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 51% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.87%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of June 30, 2016. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 18 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the six months ended June 30, 2016.
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
We used June 30, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the cannels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of June 30, 2016 and December 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
June 30, 2016	$(1,883)	$391
December 31, 2015	(1,771)	86
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have a MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of June 30, 2016, refer to Note 10, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the six months ended June 30, 2016, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2015 and, at June 30, 2016, mortgage rates were lower than they were at December 31, 2015. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of June 30, 2016, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
June 30, 2016	$(78,346)	$(42,335)	$(20,281)	$17,017	$31,790	$52,275
December 31, 2015	(87,458)	(39,339)	(18,650)	16,992	32,200	56,414
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2016. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2016, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports. During the quarter ended March 31, 2016, we implemented a new general ledger which were integrated into our financial reporting process. The implementation was not made in response to any deficiency in our internal controls. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new system. There have not been any changes in our internal control (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2016, see the “Litigation” section of Note 14, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Stonegate Mortgage Corporation
Registrant

Date: August 4, 2016	By:	/S/ Carrie P. Preston
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