Form 10-Q
period 2016-09-30
STONEGATE MORTGAGE CORP
filed 2016-11-04
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2016
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 1, 2016
Common Stock, $0.01 par value	25,854,022

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2016

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$23,221	$32,463
Restricted cash	5,660	4,045
Mortgage loans held for sale, at fair value	828,713	645,696
Servicing advances, net	21,703	19,374
Derivative assets	18,958	12,160
Mortgage servicing rights, at fair value	148,164	199,637
Property and equipment (net of accumulated depreciation and amortization of $19,400 and $12,558 at September 30, 2016 and December 31, 2015, respectively)	16,664	22,923
Loans eligible for repurchase from GNMA	99,342	80,794
Warehouse lending receivables	167,885	199,215
Goodwill and other intangible assets (net of accumulated amortization of $1,817 and $1,453 at September 30, 2016 and December 31, 2015, respectively)	6,538	6,902
Subordinated loan receivable	30,000	30,000
Other assets	24,973	27,417
Total assets	$1,391,821	$1,280,626

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	$326,462	$492,799
Secured borrowings - mortgage servicing rights	57,649	77,069
Secured borrowings - eligible GNMA loan repurchases	27,832	37,615
Mortgage repurchase borrowings	589,164	279,421
Warehouse lines of credit	975	1,306
Operating lines of credit	9,969	5,000
Accounts payable and accrued expenses	26,160	23,544
Derivative liabilities	7,061	2,517
Reserve for mortgage repurchases and indemnifications	6,680	5,536
Liability for loans eligible for repurchase from GNMA	99,342	80,794
Deferred income tax liabilities, net	795	2,364
Other liabilities	16,145	11,033
Total liabilities	1,168,234	1,018,998

Commitments and contingencies - Note 14

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued: 25,973,455 and outstanding: 25,839,020 at September 30, 2016; shares issued: 25,845,566 and outstanding: 25,796,193 at December 31, 2015	265	264
Additional paid-in capital	271,965	270,906
Accumulated deficit	(48,643)	(9,542)
Total stockholders’ equity	223,587	261,628

Total liabilities and stockholders’ equity	$1,391,821	$1,280,626

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Revenues
Gains on mortgage loans held for sale, net	$41,239	$32,874		$92,674	$119,095
Changes in mortgage servicing rights valuation	4,918	(28,088)		(48,729)	(34,525)
Payoffs and principal amortization of mortgage servicing rights	(8,592)	(9,215)		(25,988)	(34,303)
Loan origination and other loan fees	6,013	6,718		15,948	18,530
Loan servicing fees	11,184	14,051		38,342	41,001
Interest and other income	11,515	9,217		25,500	26,125
Total revenues	66,277	25,557		97,747	135,923

Expenses
Salaries, commissions and benefits	25,880	31,851		72,657	93,836
General and administrative expense	11,576	8,921		25,057	24,939
Interest expense	6,488	7,508		20,561	23,358
Occupancy, equipment and communication	4,230	4,175		12,528	12,441
Depreciation and amortization expense	2,247	2,397		7,518	5,779
Total expenses	50,421	54,852		138,321	160,353

Income (loss) before income taxes	15,856	(29,295)		(40,574)	(24,430)
Income tax expense (benefit)	282	(9,105)		(1,473)	(7,265)
Income (loss) from continuing operations, net of tax	15,574	(20,190)		(39,101)	(17,165)
(Loss) from discontinued operations, net of tax	—	(2,614)		—	(5,624)
Net income (loss) attributable to common stockholders	$15,574	$(22,804)		$(39,101)	$(22,789)

Basic earnings (loss) per share:
From continuing operations	$0.60	$(0.78)		$(1.51)	$(0.66)
From discontinued operations	—	(0.10)		—	(0.22)
Total basic earnings (loss) per share	$0.60	$(0.88)	—	$(1.51)	$(0.88)

Diluted earnings (loss) per share:
From continuing operations	$0.60	$(0.78)		$(1.51)	$(0.66)
From discontinued operations	—	(0.10)		—	(0.22)
Total diluted earnings (loss) per share	$0.60	$(0.88)		$(1.51)	$(0.88)

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Common stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2014	25,781	$264	$267,083	$12,728	$280,075
Net loss	—	—	—	(22,789)	(22,789)
Stock-based compensation expense	—	—	3,545	—	3,545
Issuance of common stock	3	—	—	—	—
Balance at September 30, 2015	25,784	$264	$270,628	$(10,061)	$260,831

Balance at December 31, 2015	25,796	$264	$270,906	$(9,542)	$261,628
Net loss	—	—	—	(39,101)	(39,101)
Stock-based compensation expense	—	—	1,059	—	1,059
Issuance of common stock	43	1	—	—	1
Balance at September 30, 2016	25,839	$265	$271,965	$(48,643)	$223,587

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$(39,101)	$(22,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,518	6,468
Loss on disposal and impairment of long lived assets	179	1,511
Amortization of debt issuance facility fees	1,124	—
Gains on mortgage loans held for sale, net	(92,674)	(121,904)
Changes in mortgage servicing rights valuation	48,729	34,525
Payoffs and principal amortization of mortgage servicing rights	25,988	34,303
Provision for reserve for mortgage repurchases and indemnifications - change in estimate	—	589
Stock-based compensation expense	1,059	3,545
Income tax benefit	(1,473)	(10,479)
Change in fair value of contingent earn-out liabilities	—	36
Payments of contingent earn-out liabilities in excess of original fair value estimate	—	(406)
Proceeds from sales and principal payments of mortgage loans held for sale	6,975,934	11,043,439
Originations and purchases of mortgage loans held for sale	(7,129,185)	(10,800,239)
Repurchases and indemnifications of previously sold loans	(19,263)	(41,169)
Repurchases of eligible GNMA loans	(2,207)	—
Principal payments on eligible GNMA loans	3,600	—
Impairment of loans	4,233	—
Changes in operating assets and liabilities:
Restricted cash	(1,615)	(37,698)
Servicing advances	2,282	1,178
Warehouse lending receivables	31,330	(53,686)
Other assets	(5,947)	(2,601)
Accounts payable and accrued expenses	2,477	7,800
Other liabilities	5,504	1,207
Net cash (used in) provided by operating activities	(181,508)	43,630
Investing activities
Net proceeds from sale of mortgage servicing rights	55,382	58,891
Proceeds from sale of property and equipment	117	—
Purchases of property and equipment	(1,072)	(11,039)
Capitalized long-lived assets	(530)	(1,858)
Purchase of mortgage servicing rights	—	(86)
Net cash provided by investing activities	53,897	45,908
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	11,143,764	15,203,612
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(11,005,258)	(15,306,751)
Proceeds from borrowings under mortgage funding arrangements - MSRs	61,500	20,500
Repayments of borrowings under mortgage funding arrangements - MSRs	(80,920)	(9,911)
Payments of contingent earn-out liabilities not exceeding original fair value estimate	(391)	(1,139)
Payments of debt issuance costs	(327)	(704)
Net proceeds from issuance of common stock	1	—
Net cash provided by (used in) financing activities	118,369	(94,393)

Change in cash and cash equivalents	(9,242)	(4,855)
Cash and cash equivalents at beginning of period	32,463	45,382
Cash and cash equivalents at end of period	$23,221	$40,527

Supplemental cash flow information:
Cash paid for interest	$20,492	$25,191
Cash paid for taxes	$228	$589

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
September 30, 2016
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

2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2015, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of and for the year ended December 31, 2015 included in its 2015 Annual Report on Form 10-K.
Prior period reclassifications: During 2015, the Company disposed of certain retail branches, or components of its Originations segment, and the assets associated with them, either through sale or disposal other than by sale. The Company has determined that the disposal of these retail branches met the criteria for presentation and disclosure as discontinued operations and has been reclassified as such in our results of operations. Discontinued operation amounts for the three and nine months ended September 30, 2016 are immaterial and are therefore not being presented separately. In addition, certain prior period amounts have been reclassified to conform to the current period presentation on the Consolidated Statements of Operations and within the Unaudited Notes to Consolidated Financial Statements. Refer to Note 3 "Discontinued Operations" for additional information related to the Company's discontinued operations as of September 30, 2016 and 2015.
Immaterial error corrections: During 2015, the Company identified immaterial errors in its previously issued Consolidated Statements of Cash Flows. These immaterial errors impacted the line items “Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” and “Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” in an exact offsetting manner, such that the subtotal “Net cash provided by financing activities” was not misstated. For the nine months ended September 30, 2015, the offsetting misstatement was a decrease of $13,139,116.

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

Recent Accounting Developments: During 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. During 2015, the FASB voted to delay the effective date one year. ASU 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. During 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations", ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in ASU's 2016-08, 2016-10 and 2016-12 do not change the core principle of ASU 2014-09 but instead clarify the implementation guidance on principle versus agent considerations, identify performance obligations and the licensing implementation guidance, and provide narrow-scope improvements, respectively. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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

ASU 2016-02, "Leases (Topic 842)" was issued in February 2016. This update amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The new guidance will be effective for the Company beginning on January 1, 2019 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-05, "Derivatives and Hedging (Topic 815)" was issued in March 2016. This update relates to "Novation," replacing one of the parties to a derivative financial instrument with a new party. The issue is whether this change results in a requirement to dedesignate that hedging relationship and therefore discontinue the application of hedge accounting. The amendments apply to hedging instruments under Topic 815. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-06, "Derivatives and Hedging (Topic 815)" was issued in March 2016. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-07, "Investments-Equity Method and Joint Ventures" was issued March 2016. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result in the increase in the level of ownership interest. The amendments eliminates requirements for the investor to adjust the financials retroactively for previous periods. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" was issued March 2016. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these type of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" was issued June 2016. This update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The amendments replace the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of information to estimate credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance will be effective for the Company beginning on January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” was issued in August 2016. The amendments in this update clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" was issued in October 2016. This update requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. The new guidance will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control" was issued in October 2016. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

3. Discontinued Operations

As discussed in Note 2, during 2015, the Company disposed of certain retail branches, or components of its Originations segment, and the assets associated with them, either through sale or disposal other than by sale to better manage the expenses associated with retail originations. During 2015, the Company completed the closure of 62 of its retail branches and sale of an additional 14 retail branches. The Company determined that the disposal of these retail branches met the criteria for being reported as discontinued operations under ASU No. 2014-08, and has been reclassified as such in our results of operations. There were no additional material amounts classified as discontinued operations during the three and nine months ended September 30, 2016. The following table provides the components of loss from discontinued operations, net of tax for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total revenues	$9,347	$30,743
Total expenses	13,552	39,581
Loss before income taxes	(4,205)	(8,838)
Income tax benefit	(1,591)	(3,214)
Loss from discontinued operations, net of tax	$(2,614)	$(5,624)

Total expenses for the three and nine months ended September 30, 2015 includes salaries, commissions and benefits expense of $8,754 and $27,636, general and administrative expense of $1,142 and $3,662 and occupancy, equipment and communication expense of $1,659 and $5,187.

Cash flows from discontinued operations related to depreciation expense and capital expenditures were $444 and $566 for the three months ended September 30, 2015, respectively. Cash flows from discontinued operations related to depreciation expense and capital expenditures were $689 and $1,131 for the nine months ended September 30, 2015, respectively.

4. Earnings (Loss) Per Share

The following is a reconciliation of net income (loss) attributable to common stockholders and a table summarizing the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)
Income (loss) from continuing operations, net of tax	$15,574	$(20,190)	$(39,101)	$(17,165)
Income (loss) from discontinued operations, net of tax	—	(2,614)	—	(5,624)
Net income (loss) attributable to common stockholders	$15,574	$(22,804)	$(39,101)	$(22,789)

Denominator:
Weighted average shares outstanding (in thousands)
Weighted average shares outstanding - Basic	25,937	25,782	25,901	25,782
Weighted average shares outstanding - Diluted	25,937	25,782	25,901	25,782

Basic earnings (loss) per share:
From continuing operations	$0.60	$(0.78)	$(1.51)	$(0.66)
From discontinued operations	—	(0.10)	—	(0.22)
Total earnings (loss) attributable to common stockholders	$0.60	$(0.88)	$(1.51)	$(0.88)

Diluted earnings (loss) per share:
From continuing operations	$0.60	$(0.78)	$(1.51)	$(0.66)
From discontinued operations	—	(0.10)	—	(0.22)
Total earnings (loss) attributable to common stockholders	$0.60	$(0.88)	$(1.51)	$(0.88)

During the three and nine months ended September 30, 2016, weighted average shares of 920 and 762, respectively, were excluded from the denominator for diluted loss per share as the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive. During the three and nine months ended September 30, 2015, weighted average shares of 1,556 and 1,558, respectively, were excluded from the denominator for diluted earnings (loss) per share as the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

5. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of September 30, 2016 and December 31, 2015:

September 30, 2016:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,682,955	Derivative assets/liabilities	$18,144	$(62)

MBS forward sales contracts	1,705,270
MBS forward purchase contracts	489,200
Total MBS forward trades	2,194,470	Derivative assets/liabilities	814	(6,999)
Total derivative financial instruments	$3,877,425		$18,958	$(7,061)

December 31, 2015:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,169,768	Derivative assets/liabilities	$10,596	$(334)

MBS forward sales contracts	1,705,995
MBS forward purchase contracts	522,800
Total MBS forward trades	2,228,795	Derivative assets/liabilities	1,564	(2,183)
Total derivative financial instruments	$3,398,563		$12,160	$(2,517)

The following summarizes the net gains (losses) recognized by the Company on its derivative financial instruments, which are included in "Gains on mortgage loans held for sale, net" on its consolidated statements of operations, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate lock commitments	$(945)	$6,538	$7,820	$8,079
MBS forward trades [1]	(9,412)	(30,668)	(47,372)	(20,007)
Net derivative gains (losses)	$(10,357)	$(24,130)	$(39,552)	$(11,928)
1 Amount includes pair-off settlements.

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

The Company has entered into agreements with derivative counterparties, a portion of which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. However, with respect to this portion of its derivatives, the Company presents such amounts on a gross basis as shown in the table above. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of September 30, 2016 and December 31, 2015, counterparties held $3,660 and $4,045, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $2,525 and a net credit gain position of $3,426 at September 30, 2016 and December 31, 2015, respectively, to those counterparties. For the nine months ended September 30, 2016 and 2015, the Company incurred no credit losses due to non-performance of any of its counterparties.

6. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Conventional [1]	$317,368	$230,438
Government insured [2]	493,656	357,442
Non-agency/Other	17,689	57,816
Total mortgage loans held for sale, at fair value	$828,713	$645,696
1 Conventional includes FNMA and FHLMC mortgage loans, as well as mortgage loans to various housing agencies.
2 Government insured includes GNMA mortgage loans. GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans, as well as mortgage loans to various housing agencies.

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of September 30, 2016, the Company had pledged $776,549 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $52,164 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2015, the Company had pledged $611,926 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $33,770 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 11 “Debt” for additional information related to the Company’s outstanding borrowings as of September 30, 2016 and December 31, 2015.

The following are the fair values and related unpaid principal balance ("UPB") due upon maturity for loans held for sale accounted under the fair value method as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$798,791	$766,808	$603,778	$588,189
90 or more days delinquent[1]	29,922	30,806	41,918	42,918
Total	$828,713	$797,614	$645,696	$631,107
1 Includes $23,159 and $23,909 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as described in Note 8 - Fair Value Measurements, as of September 30, 2016, and $34,540 and $35,547 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as of December 31, 2015.

7. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, the MSRs are capitalized as an asset, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities.

The Company’s total mortgage servicing portfolio as of September 30, 2016 and December 31, 2015 is summarized as follows (based on the UPB of the underlying mortgage loans):

	September 30, 2016	December 31, 2015
FNMA	$3,501,218	$5,468,904
GNMA:
FHA	4,303,629	3,990,276
VA	3,071,577	2,731,822
USDA	802,602	805,783
FHLMC	2,647,807	4,449,796
Other Investors	90,078	74,150
Total mortgage servicing portfolio	$14,416,911	$17,520,731

MSRs balance	$148,164	$199,637

MSRs balance as a percentage of total mortgage servicing portfolio	1.03%	1.14%

A summary of the changes in the balance of MSRs for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$132,813	$209,343	$199,637	$204,216
MSRs originated in connection with loan sales	27,765	45,334	76,496	126,459
MSRs sold and derecognized	(10,302)	(15,700)	(47,780)	(63,128)
Purchased MSRs	—	—	—	86
Changes in valuation inputs and assumptions[1]	6,480	(28,101)	(54,201)	(31,669)
Actual portfolio runoff (payoffs and principal amortization)	(8,592)	(9,215)	(25,988)	(34,303)
Balance at end of period	$148,164	$201,661	$148,164	$201,661
1 Represents the unrealized portion of the "Changes in mortgage servicing rights valuation" on the Company's consolidated statements of operations The Company realized $1,562 related to losses on the sale of MSRs and $13 related to gains on the sale of MSRs for the three months ended September 30, 2016 and 2015, respectively. The Company realized $5,472 related to gains on the sale of MSRs and $2,856 related to losses on the sale of MSRs for the nine months ended September 30, 2016 and 2015, respectively.

In 2015, the Company entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The sales occurred monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

On June 30, 2016, the Company completed a bulk sale of MSRs with an underlying unpaid principal balance of $5.06 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs.

On September 30, 2016, the Company completed a bulk sale of MSRs with an underlying unpaid principal balance of $1.20 billion in GNMA loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any FNMA and FHLMC MSRs, which have a different historical performance than GNMA MSRs.

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

The following table sets forth information related to outstanding loans sold as of September 30, 2016 and December 31, 2015 for which the Company has continuing involvement:

	September 30, 2016	December 31, 2015
Total unpaid principal balance	$14,416,911	$17,520,731
Loans 30-89 days delinquent	$306,061	$307,736
Loans delinquent 90 or more days or in foreclosure	$136,158	$114,298

The key weighted average assumptions (or range of assumptions), based on market participant inputs for the industry, used in determining the fair value of the Company’s MSRs as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	15.9%	13.0%
GNMA:
FHA	12.3%	11.5%
VA	12.7%	8.8%
USDA	13.1%	10.5%
FHLMC	13.7%	11.6%
Other Investors	18.8%	12.4%
Cost of servicing (per loan)	$89	$85

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

In addition to the assumptions provided above, the Company uses assumptions for delinquency rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for lifetime delinquency rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
FNMA	3.99%	4.01%
GNMA:
FHA	6.48%	6.58%
VA	6.40%	6.52%
USDA	6.44%	6.53%
FHLMC	3.94%	3.94%
Other Investors	6.42%	6.37%

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016	% of Average Portfolio	December 31, 2015	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(5,661)	4%	$(8,578)	4%
Impact of discount rate + 2%	$(10,908)	7%	$(16,470)	8%
Impact of discount rate + 3%	$(15,785)	11%	$(23,753)	12%

Prepayment speeds:
Impact of prepayment speed * 105%	$(4,289)	3%	$(5,502)	3%
Impact of prepayment speed * 110%	$(8,398)	6%	$(10,792)	5%
Impact of prepayment speed * 120%	$(16,117)	11%	$(20,778)	10%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,063)	1%	$(1,365)	1%
Impact of cost of servicing * 110%	$(2,126)	1%	$(2,731)	1%
Impact of cost of servicing * 120%	$(4,251)	3%	$(5,462)	3%

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

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of September 30, 2016 and December 31, 2015, the Company had pledged $147,650 and $199,007, respectively, in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. Refer to Note 11 “Debt” for additional information related to the Company’s outstanding borrowings as of September 30, 2016 and December 31, 2015.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual servicing fees	$10,492	$13,370	$36,248	$38,740
Late fees	692	681	2,094	2,261
Loan servicing fees	$11,184	$14,051	$38,342	$41,001

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.31%	0.31%	0.31%

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

The following describes the methods used in estimating the fair values of certain financial statement items:

Mortgage Loans Held for Sale: The majority of the Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's mortgage loans held for sale consist of 1) loans deemed non-saleable prior to sale to the GSEs; 2) loans repurchased from the GSEs that have subsequently been deemed to be non-saleable to GSEs when certain representations and warranties are breached; and 3) loans actually repurchased from GNMA securities pursuant to the Company's unilateral right, as servicer, to repurchase such GNMA loans it had previously sold. The fair values of the loans deemed non-saleable to the GSEs are estimated using a discounted cash flow analysis with significant unobservable inputs, such as prepayment speeds, default rates, the spread between bid and ask prices and loss severities, which are identified as

Level 3 inputs. Loans repurchased from GNMA pools are estimated in the manner described in the Loans Eligible for Repurchase from GNMA discussion below. These loans are also considered Level 3. Changes in fair value of the Company's mortgage loans held for sale are recognized through "Gains on mortgage loans held for sale, net" on its consolidated statements of operations.

Derivative Financial Instruments: The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of the MSRs and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of commission expenses. The Company estimates the fair value of forward sales commitments based on quoted MBS prices, which are considered Level 2. With respect to its interest rate lock commitments ("IRLCs"), management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its IRLCs. Changes in fair value of the Company's derivative financial instruments are recognized through "Gains on mortgage loans held for sale, net" on its consolidated statements of operations.

Mortgage Servicing Rights: The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains valuations from an independent third party on a monthly basis, to support the reasonableness of the fair value estimate generated by the internal model. Therefore, the Company classifies MSRs as Level 3. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees and escrow earnings. In valuing the fair value of MSRs, the Company uses a forward yield curve as an input which will impact pre-pay estimates and the value of escrows as compared to a flat rate environment. The Company believes that the use of the forward yield curve better represents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. Changes in fair value of the Company's mortgage servicing rights are recognized through "Changes in mortgage servicing rights valuation" on its consolidated statements of operations.

Loans Eligible for Repurchase from GNMA: The Company uses a liquidation based discounted cash flow analysis to estimate the fair value of the assets and liabilities on the consolidated balance sheet for certain delinquent government guaranteed or insured mortgage loans from GNMA guaranteed pools in its servicing portfolio. Therefore, the Company classifies loans from GNMA as Level 3. The Company's right to purchase such loans arises as the result of the borrower's failure to make payments for at least 90 days preceding the month of repurchase by the Company and provides an alternative to the Company's obligation to continue advancing principal and interest at the coupon rate of the related GNMA security. The key assumptions used in the discounted cash flow analysis include the Company's historical ability to make the GNMA loan saleable, by becoming current either through the borrower's performance or through completion of a modification of the loan's terms, and the Company's historical ability to receive insurance reimbursements for related claims filed. Changes in fair value of the Company's loans eligible for repurchase from GNMA are recognized between "Loans eligible for repurchase from GNMA" and "Liability for loans eligible for repurchase from GNMA" on its consolidated balance sheets.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$746,335	$—	$746,335
Mortgage loans held for sale - non-saleable to GSEs	—	—	55,664	55,664
Mortgage loans held for sale - repurchased GNMA loans	—	—	26,714	26,714
Derivative assets (IRLCs)	—	—	18,144	18,144
Derivative assets (MBS forward trades)	—	814	—	814
MSRs	—	—	148,164	148,164
Loans eligible for repurchase from GNMA	—	—	99,342	99,342
Total assets	$—	$747,149	$348,028	$1,095,177

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$62	$62
Derivative liabilities (MBS forward trades)	—	6,999	—	6,999
Liability for loans eligible for repurchase from GNMA	—	—	99,342	99,342
Total liabilities	$—	$6,999	$99,404	$106,403

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$549,561	$—	$549,561
Mortgage loans held for sale - non-saleable to GSEs	—	—	58,799	58,799
Mortgage loans held for sale - repurchased GNMA loans	—	—	37,336	37,336
Derivative assets (IRLCs)	—	—	10,596	10,596
Derivative assets (MBS forward trades)	—	1,564	—	1,564
MSRs	—	—	199,637	199,637
Loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total assets	$—	$551,125	$387,162	$938,287

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$334	$334
Derivative liabilities (MBS forward trades)	—	2,183	—	2,183
Liability for loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total liabilities	$—	$2,183	$81,128	$83,311

A reconciliation of the beginning and ending balances of the Company’s assets and liabilities classified within Level 3 of the valuation hierarchy for the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	Nine Months Ended September 30, 2016
	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$58,799	$37,336	$10,596	$334	$80,794	$80,794
Change in fair value	1,234	339	7,548	(272)	(3,307)	(3,307)
Purchases	18,415	2,207	—	—	—	—
Sales	(22,885)	(4,988)	—	—	(2,207)	(2,207)
Settlements	(28,170)	(3,701)	—	—	24,062	24,062
Transfers into Level 3[1]	28,271	—	—	—	—	—
Transfers out of Level 3[2]	—	(4,479)	—	—	—	—
Balance at end of period	$55,664	$26,714	$18,144	$62	$99,342	$99,342
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

	Year Ended December 31, 2015
	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$—	$—	$—	$—	$109,397	$109,397
Change in fair value	(5,580)	(1,089)	—	—	(2,314)	(2,314)
Purchases	45,688	40,209	—	—	—	—
Sales	(5,581)	(1,560)	—	—	(40,209)	(40,209)
Settlements	(19,750)	(1,204)	—	—	13,920	13,920
Transfers into Level 3[1]	45,308	1,286	10,596	334	—	—
Transfers out of Level 3[2]	(1,286)	(306)	—	—	—	—
Balance at end of period	$58,799	$37,336	$10,596	$334	$80,794	$80,794

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

Refer to Note 7, "Mortgage Servicing Rights", for a reconciliation of the beginning and ending level 3 balances for the period ending September 30, 2016, as well as a discussion of significant observable inputs related to the Company's MSRs and relative ranges of those used in determining their fair value.

9. Other Assets

The following summarizes other assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Receivables from MSRs sales, interest and loan related payments, net	$19,954	$18,739
Prepaid expenses	2,773	5,990
Real estate owned, net [1]	1,398	1,446
Deposits	525	801
Miscellaneous	323	441
Total other assets	$24,973	$27,417
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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of September 30, 2016 and December 31, 2015, all transfers pursuant to our mortgage funding arrangements (the collective term for the Company's mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements) are accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the nine months ended September 30, 2016 and 2015 relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended September 30,
	2016	2015
Proceeds from new loan sales [1]	$6,726,941	$9,981,686
Proceeds from loan servicing fees	$38,342	$41,001
1 Represents proceeds from sales and excludes payments received from borrowers.

11. Debt

Borrowings outstanding as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016			December 31, 2015
	Amount Outstanding		Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans[1]	$326,708	[3]	3.88%	$492,799	4.16%
Secured borrowings - eligible GNMA loan repurchases[2]	27,832		3.18%	37,615	3.17%
Mortgage repurchase borrowings	589,164		2.31%	279,421	2.47%
Warehouse lines of credit	975		4.25%	1,306	4.25%
Secured borrowings - mortgage servicing rights	57,649		4.84%	77,069	5.58%
Operating lines of credit	9,969		4.00%	5,000	4.00%
Total mortgage funding arrangements and operating lines of credit	$1,012,297			$893,210
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
3 Does not include the impact of unamortized debt issuance costs, which totaled $246 at September 30, 2016.

The Company maintains mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination and purchase of mortgage loans. As of September 30, 2016, the Company held mortgage funding arrangements with six separate financial institutions and a total maximum borrowing capacity of $1,652,000, including the operating lines of credit and funding arrangement for GNMA loan repurchases. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the MSRs pledged to the respective facilities.

The following tables summarize the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of September 30, 2016 and December 31, 2015:

As of September 30, 2016:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$105,070	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee		July 2017
Merchants Bank of Indiana - NattyMac Funding	221,638	—	[3]	Same as the underlying mortgage rates, less 49% of facility earnings		March 2017
Total secured borrowings - mortgage loans	326,708	600,000

Guaranty Bank	27,832	50,000		Coupon rate of underlying loans, less debenture rate	[6]	N/A	[7]
Total secured borrowings - eligible GNMA loan repurchases	27,832	50,000

Barclays Bank PLC	129,855	300,000		LIBOR plus applicable margin		December 2016
Bank of America, N.A.	301,135	425,000	[5]	LIBOR plus applicable margin		June 2017
EverBank	62,243	125,000		LIBOR plus applicable margin		November 2016
Wells Fargo	95,931	140,000		LIBOR plus applicable margin		January 2017
Total mortgage repurchase borrowings	589,164	990,000

Merchants Bank of Indiana - Warehouse Line of Credit	975	2,000		Prime plus 1.00%		July 2017
Total warehouse lines of credit	975	2,000

Barclays Bank PLC - MSRs Secured	11,879	—	[4]	LIBOR plus applicable margin		December 2016
EverBank - MSRs Secured	45,770	—	[8]	LIBOR plus applicable margin		November 2016
Total secured borrowings - MSRs	57,649	—

Total	$1,002,328	$1,642,000
1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $10,000 as of September 30, 2016.
2 Merchants Bank of Indiana will periodically limit or expand the aggregate maximum borrowing capacity. During the nine months ended September 30, 2016, the most the aggregate borrowing capacity was limited or expanded approximated $550,000 or $700,000, respectively. At September 30, 2016, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $300,000, with a MSR sub-limit of $60,000.
5 The Bank of America maximum borrowing includes $200,000 of mortgage repurchase and $225,000 of mortgage gestation repurchase facilities.
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
1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $5,000 as of December 31, 2015.
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

On March 1, 2016, the Company amended its mortgage repurchase financing with EverBank to decrease the amount available under the line from $150,000 to $125,000, and decrease the MSR sublimit from $70,000 to $60,000. On October 24, 2016, the Company amended this facility to extend the maturity date to January 7, 2017.

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

On June 17, 2016, the Company amended its operating line of credit agreement with Merchants to temporarily increase the maximum borrowing capacity from $5,000 to $10,000 through August 31, 2016, which was extended on August 30, 2016 through November 15, 2016 when it will revert back to $5,000.

As of September 30, 2016, the Company was in breach of certain debt covenants with respect to the master repurchase and master loan purchase and servicing agreements with Barclays and Guaranty Bank, respectively, due to failure to reporting certain loss mitigation data to HUD timely, leading to the Company's Tier II rating being lowered temporarily to Tier III during the current reporting period. The Company has corrected the reporting submission failure and anticipate that such rating will return to Tier II for the fourth quarter reporting period. The Company obtained waivers of this breach until the downgrade to Tier III can be remediated. The waivers are effective for only this event of default with respect to the Barclays agreement through the maturity date of the debt agreement and effective through March 31, 2017 for the Guaranty Bank agreement. The Company does not anticipate that the breach will have a material effect on the Company's financial condition or the Company's ability to utilize these funding sources going forward.

The above mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of September 30, 2016 and December 31, 2015, the Company was in compliance with the covenants contained in these agreements, except as discussed above. The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

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

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$6,301	$5,289	$5,536	$4,967
Provision for mortgage repurchases and indemnifications - new loan sales[1]	736	859	1,992	2,555
Provision for mortgage repurchases and indemnifications - change in estimate[2]	—	66	—	589
Losses on repurchases and indemnifications	(357)	(928)	(848)	(2,825)
Balance at end of period	$6,680	$5,286	$6,680	$5,286
1 Recognized as a reduction to "Gain on mortgage loans held for sale, net" in the consolidated statements of operations.
2 Accounts for change in estimate made subsequent to the initial reserve recorded at the time of loan sale.

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

The following is a reconciliation of the expected statutory federal corporate income tax expense (benefit) from continuing operations to the income tax expense (benefit) from continuing operations recorded on the Company's consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Statutory federal income tax (benefit) expense	$5,703	35.0%	$(10,254)	35.0%	$(14,113)	35.0%	$(8,551)	35.0%
State income tax benefit, net of federal tax benefit	748	4.6%	(1,342)	4.6%	(965)	2.4%	(1,318)	5.4%
Non-deductible expenses	31	0.2%	8	—%	93	(0.2)%	119	(0.5)%
Valuation allowance	(6,216)	(38.2)%	2,645	(9.0)%	13,221	(32.8)%	2,645	(10.8)%
Uncertain tax positions	(149)	(0.9)%	—	—%	(171)	0.4%	—	—%
State tax rate adjustment to state deferred	(70)	(0.4)%	(168)	0.5%	224	(0.5)%	(168)	0.7%
Other	235	1.5%	6	—%	238	(0.7)%	8	(0.1)%
Total income tax expense (benefit)	$282	1.8%	$(9,105)	31.1%	$(1,473)	3.6%	$(7,265)	29.7%

During the nine months ended September 30, 2016 and 2015, the Company recognized an income tax benefit of $1,473 and $7,265, respectively, which represented effective tax rates of 3.6% and 29.7%, respectively. The income tax benefit for the nine months ended September 30, 2015 included the impact of establishing a $2,645 valuation allowance to offset our deferred tax assets, as discussed below, as we determined that it is more likely than not that a portion of our deferred tax assets, not subject to reversing deferred tax liabilities, will not be realized. During the nine months ended September 30, 2016, we increased the valuation allowance by $13,221.

During the three months ended September 30, 2016 and 2015, the Company recognized an income tax expense of $282 and an income tax benefit of $9,105, respectively, which represented effective tax rates of 1.8% and 31.1%, respectively. The income tax expense for the three months ended September 30, 2016 included the reversal of $6,216 of the valuation allowance, as discussed below, as compared to the establishment of the valuation allowance of $2,645 during the three months ended September 30, 2015.

We continue to reflect a valuation allowance of $14,775 at September 30, 2016. Reversal of the valuation allowance is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. As of September 30, 2016, the Company had federal and state net operating loss carryforwards of $163,507 and $126,369, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expire from 2029 through 2035.

14. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2016 and December 31, 2015 approximated $1,682,955 and $1,169,768, respectively, in estimated principal loan amount. The related fair value of these commitments is recognized in the consolidated balance sheet within either “Derivative assets" or "Derivative liabilities".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of September 30, 2016, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

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

Other Contingencies

During 2013, the Company became aware that it had purchased certain refinancing loans, with a total principal amount of $5,163, from a correspondent lender where the prior mortgage loan on the property securing the mortgage loan that was purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of the Company’s process in purchasing a mortgage loan from a correspondent, it generally requires that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these purchased loans. As a result, the Company believes the borrower is insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. The Company believes that its procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage loan and that the Company’s practice of obtaining closing protection letters is appropriate to protect it in these situations. The Company reached a settlement with the title company during the quarter ended September 30, 2016. The Company received cash consideration in connection with this settlement, which was recognized in "Interest and other income" on its consolidated statements of operations. During the quarter ended September 30, 2016, the Company also recorded an impairment of the purchased loans in substantially the same amount as the settlement income recognized. This impairment was recorded in "General and administrative expense" on its consolidated statements of operations, and represented the carrying value of the purchased loans at the time of the settlement. As a result of recording the settlement income and the impairment for substantially the same amount, there was an immaterial impact to the Company's overall consolidated statements of operations.

15. Stock-Based Compensation

On June 29, 2016, the Company adopted the 2016 Omnibus Incentive Plan (the "2016 Plan") for employees and consultants. The 2016 Plan does not contain any material substantive differences from the 2013 Omnibus Incentive Compensation Plan (the "2013 Plan"), which is discussed in Note 20, “Stock-Based Compensation,” of its audited consolidated financial statements as of and for the year ended December 31, 2015, included in its 2015 Annual Report on Form 10-K, other than the shares available for issuance. Upon adoption on June 29, 2016, a total of 200,000 shares of the Company's common stock were reserved and available for issuance under the 2016 Plan. As of September 30, 2016, 104,418 shares and 100,000 shares were available for future grants under the 2013 Plan and 2016 Plan, respectively.

Additionally, on June 29, 2016, the Company amended the 2013 Non-Employee Director Plan to increase the number of shares available for issuance by 200,000 shares to 304,812 shares. As of September 30, 2016, 123,133 shares were available for future grants under this plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	361,594	$13.72
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	(53,740)	15.69
Outstanding at September 30, 2016	307,854	$13.37	6.2	$62
Exercisable at September 30, 2016	256,265	$12.44	6.2	$62

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

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	94,630	$9.37
Granted	418,379	4.90
Vested	(108,980)	6.39
Forfeited	(11,737)	17.04
Nonvested at September 30, 2016	392,292	$5.19

During the nine months ended September 30, 2016, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $1,059.

16. Segment Information

The Company's organizational structure is currently comprised of three operating segments: Originations, Servicing and Financing. This determination is based on the Company's current organizational structure, which reflects how the chief operation decision maker evaluates the performance of the business and focuses primarily on the services performed.

The Originations segment primarily originates and sells residential mortgage loans, which conform to the underwriting guidelines of the GSEs and government agencies and non-agency whole loan investors. The Servicing segment includes loan administration, collection and default activities, including the collection and remittance of loan payments, responding to customer inquiries, collection of principal and interest payments, holding custodial funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures on the Company’s property dispositions. The Financing segment includes warehouse-lending activities to correspondent customers by the Company’s NattyMac subsidiary, which commenced operations in July 2013. Other/Eliminations includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

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

Financial highlights by segment are as follows:

	Total Assets
	September 30, 2016	December 31, 2015
Originations	$844,336	$647,287
Servicing	313,560	353,097
Financing	200,355	232,061
Other/Eliminations[1]	33,570	48,181
Total	$1,391,821	$1,280,626
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended September 30, 2016
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$40,972	$291	$—	$(24)	$41,239
Changes in mortgage servicing rights valuation	—	4,918	—	—	4,918
Payoffs and principal amortization of mortgage servicing rights	—	(8,592)	—	—	(8,592)
Loan origination and other loan fees	5,522	—	488	3	6,013
Loan servicing fees	—	11,184	—	—	11,184
Interest and other income	5,259	178	1,878	4,200	11,515
Total revenues	51,753	7,979	2,366	4,179	66,277

Expenses
Salaries, commissions and benefits	16,730	1,617	397	7,136	25,880
General and administrative	3,375	851	224	7,126	11,576
Interest expense	4,696	475	475	842	6,488
Occupancy, equipment and communication	2,009	380	62	1,779	4,230
Depreciation and amortization expense	1,680	145	101	321	2,247
Corporate allocations	5,521	876	124	(6,521)	—
Total expenses	34,011	4,344	1,383	10,683	50,421
Income (loss) from continuing operations before taxes	$17,742	$3,635	$983	$(6,504)	$15,856

	Three Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$32,913	$—	$—	$(39)	$32,874
Changes in mortgage servicing rights valuation	—	(28,088)	—	—	(28,088)
Payoffs and principal amortization of mortgage servicing rights	—	(9,215)	—	—	(9,215)
Loan origination and other loan fees	6,408	—	310	—	6,718
Loan servicing fees	—	14,051	—	—	14,051
Interest and other income	7,341	—	1,854	22	9,217
Total revenues	46,662	(23,252)	2,164	(17)	25,557

Expenses
Salaries, commissions and benefits	21,037	2,153	486	8,175	31,851
General and administrative	4,038	460	180	4,243	8,921
Interest expense	5,071	1,526	778	133	7,508
Occupancy, equipment and communication	1,909	490	71	1,705	4,175
Depreciation and amortization expense	1,727	155	105	410	2,397
Corporate allocations	6,458	895	98	(7,451)	—
Total expenses	40,240	5,679	1,718	7,215	54,852
Income (loss) from continuing operations before taxes	$6,422	$(28,931)	$446	$(7,232)	$(29,295)

	Nine Months Ended September 30, 2016
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$91,652	$1,003	$—	$19	$92,674
Changes in mortgage servicing rights valuation	—	(48,729)	—	—	(48,729)
Payoffs and principal amortization of mortgage servicing rights	—	(25,988)	—	—	(25,988)
Loan origination and other loan fees	14,665	—	1,272	11	15,948
Loan servicing fees	—	38,342	—	—	38,342
Interest and other income	15,205	423	5,661	4,211	25,500
Total revenues	121,522	(34,949)	6,933	4,241	97,747

Expenses
Salaries, commissions and benefits	47,096	5,012	1,303	19,246	72,657
General and administrative	9,217	1,983	632	13,225	25,057
Interest expense	13,181	2,424	1,710	3,246	20,561
Occupancy, equipment and communication	5,928	1,249	173	5,178	12,528
Depreciation and amortization expense	5,834	416	301	967	7,518
Corporate allocations	16,375	2,602	362	(19,339)	—
Total expenses	97,631	13,686	4,481	22,523	138,321
Income (loss) from continuing operations before taxes	$23,891	$(48,635)	$2,452	$(18,282)	$(40,574)

	Nine Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$119,085	$—	$—	$10	$119,095
Changes in mortgage servicing rights valuation	—	(34,525)	—	—	(34,525)
Payoffs and principal amortization of mortgage servicing rights	—	(34,303)	—	—	(34,303)
Loan origination and other loan fees	17,643	—	887	—	18,530
Loan servicing fees	—	41,001	—	—	41,001
Interest and other income	20,718	—	5,282	125	26,125
Total revenues	157,446	(27,827)	6,169	135	135,923

Expenses
Salaries, commissions and benefits	63,038	6,554	1,582	22,662	93,836
General and administrative	10,199	1,738	485	12,517	24,939
Interest expense	14,702	5,830	2,438	388	23,358
Occupancy, equipment and communication	5,572	1,478	189	5,202	12,441
Depreciation and amortization expense	3,989	354	308	1,128	5,779
Corporate allocations	19,742	2,735	249	(22,726)	—
Total expenses	117,242	18,689	5,251	19,171	160,353
Income (loss) from continuing operations before taxes	$40,204	$(46,516)	$918	$(19,036)	$(24,430)

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

Third quarter 2016 origination volume was estimated at $559 billion, according to an average of estimates from industry sources, an increase of 8% from the second quarter 2016 estimates. The 30-year fixed mortgage rates remained below 3.5% throughout the third quarter of 2016, ending the quarter at 3.46%, according to Freddie Mac, resulting in strong industry-wide refinance volume. Interest rates trended upward throughout the third quarter, and peaked in mid-September. The 10-year treasury ended the quarter at 1.60%.

Third quarter 2016 purchase-driven origination volume was up slightly compared to prior year, despite persistently low homeownership rates relative to historical values. In the third quarter of 2016, the homeownership rate was 63.5% compared to a high of 69% in 2005. However, household formation continues to trend up as the younger generation “comes of age”; many of these potential first-time homebuyers could drive additional purchase demand in the future. A more robust purchase market helps alleviate the volatility of the mortgage market associated with refinance volume.

The U.S. residential mortgage industry continues to experience mixed trends in loan applications and activity in recent months. During the third quarter of 2016, the MBA Weekly Refinance Application Index increased from 2,136.4 on June 24, 2016 to 2,380.1 on September 30, 2016. The MBA Weekly Purchase Application Index decreased from 224.9 on June 24, 2016 to 222.5 on September 30, 2016. Applications serve as a leading indicator for mortgage originations as applications turn into originations within a couple months.

Reports issued by Fannie Mae, Freddie Mac and the MBA indicate an average forecast of $1.91 trillion for 2016 origination volume, of which approximately 48% will result from refinance activity.

Finally, there continues to be changes in legislation and licensing in an effort to simplify and protect the consumer mortgage loan experience, which have required, and will continue to require, technological changes and additional implementation costs for mortgage loan originators. Specifically, ongoing compliance with the Home Mortgage Disclosure Act ("HMDA") and Consumer Financial Protection Bureau ("CFPB"), and the implementation of new forms and related requirements to comply with the Truth In Lending Act ("TILA") and Real Estate Settlement Procedures Act ("RESPA") Integrated Disclosure rule ("TRID") has necessitated significant operational and technological expenses and changes for the entire mortgage origination industry, and for our mortgage origination business in particular. We expect legislative changes and enforcement of recently effective legislation will continue in the foreseeable future, which may increase related expenses for originators in the industry. For additional information, see the “Regulation” and "Risk Factors" sections of our 2015 Annual Report on Form 10-K.

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

In the past several years, the mortgage servicing industry has transformed in several ways, primarily as a result of the economic crisis. Regulatory and counterparty oversight has increased, which has led to increased servicing costs. According to Freddie Mac, between 2008 and 2013, the average cost to service a performing loan increased 2.6 times and the cost to service a nonperforming loan increased 4.9 times. Additionally, the cost to hold mortgage servicing right assets (“MSRs”) increased in the wake of new capital requirements for banks and increased regulatory scrutiny. These factors have led to an increase in special servicers focused on nonperforming loans, as well as industry deconsolidation, specifically as it pertains to nonbanks accounting for a larger share of servicing than in the past. Among the top 20 servicers in 2009, nonbanks accounted for 9% of the servicing. By the fourth quarter of 2015, that share had increased to 28%.

Interest Rate Impacts

An increase in interest rates generally could lead to the following, which may in the aggregate have an adverse effect on our results:

•	a reduction in origination volume and interest rate lock commitments;

•	a shift from loan refinancing volume to purchase loan volume;

•	a reduction in gains on mortgage loans held for sale due to a more competitive originations market;

•	an increase in net interest income from financing (assuming a steeper forward yield curve);

•	an increase in the value of mortgage servicing rights due to a decline in prepayment expectations; and

•	a decrease in actual prepayment speeds and activity, resulting in lower amortization expense.

Performance Summary and Outlook

The following highlights our performance from continuing operations for the third quarter and year to date periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	$	%
Mortgage loan originations	$2,621,403	$3,199,675	$(578,272)	(18)%
Gain on sale revenue	$41,239	$32,874	$8,365	25%
Gain on sale revenue, bps[1]	157	103	54	52%
Total Expenses related to Originations segment, bps[1]	130	126	4	3%
Total Expenses related to Servicing segment, bps[2]	3	3	—	—%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Mortgage loan originations	$6,906,284	$8,966,012	$(2,059,728)	(23)%
Gain on sale revenue	$92,674	$119,095	$(26,421)	(22)%
Gain on sale revenue, bps[1]	134	133	1	1%
Total Expenses related to Originations segment, bps[1]	141	131	10	8%
Total Expenses related to Servicing segment, bps[2]	8	10	(2)	(20)%

	As of		Change
	September 30, 2016	September 30, 2015	$	%
Ending Mortgage Service Portfolio ("UPB")	$14,416,911	$18,165,025	$(3,748,114)	(21)%

	For the Quarter Ended		Change
	September 30, 2016	September 30, 2015	$	%
Average Mortgage Service Portfolio ("UPB")	$14,558,992	$18,137,970	$(3,578,978)	(20)%
	For the Nine Month Period		Change
	September 30, 2016	September 30, 2015	$	%
Average Mortgage Service Portfolio ("UPB")	$16,685,040	$17,859,881	$(1,174,841)	(7)%
1Bps as a percentage of origination volume for applicable period.
2Bps as a percentage of our average servicing portfolio for applicable period.

We operate a diversified originations business, consisting of retail, wholesale and correspondent channels.  These channels each offer varying risk and return characteristics.  Our retail channel operates via a distributed network of branches and direct-to-consumer call centers (our "retail direct" or "Stonegate Direct" division), which we created in October 2014, to allow us to reach customers directly through the Internet and call centers using a lower cost platform. Our origination volume has decreased in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The slight increase in basis point gain on sale was due primarily to a lower correspondent mix as a percentage of overall origination volume, partially offset by a lower MSR capitalization rate.

We have continued to effectively manage our operations subsequent to the decision to decrease our retail branch footprint through the sale or closure of branches by focusing on operating expense efficiencies and improving operating leverage. By the end of 2015, we had disposed of 76 retail branches. We have reduced expenses by $39.6 million year to date and $13.6 million quarter to date as compared to the comparable periods in 2015.

During 2016, $6.26 billion of bulk sales of our MSR portfolio were completed, resulting in our ending loan servicing portfolio at September 30, 2016 declining 21% from September 30, 2015. The number of loans serviced has decreased as well over that time period. Our average servicing portfolio was $16.7 billion during the nine months ended September 30, 2016, compared to an average servicing portfolio of $17.9 billion during the nine months ended September 30, 2015. Consequently, loan servicing fees have declined 6% from 2015 to 2016. Annualized Loan Servicing Fees as a percentage of the average portfolio were 0.31% for both the nine months ended September 30, 2016 and 2015.

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
The fair value of our MSRs declined $48.7 million for the nine months ended September 30, 2016 compared to a decline of $34.5 million for the same period last year. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. Overall, the magnitude of the decline in rates and flattening of the yield curve was greater in the first nine months of 2016 compared to the same period last year.
We continue to optimize our financing segment as we focus on providing warehouse financing to our correspondent customers and other institutions. Our financing subsidiary, NattyMac, allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for both our origination segment correspondent originators and customers who may not sell loans to our origination segments. NattyMac origination fundings have increased from $2.38 billion for the first nine months of 2015 to $3.48 billion for the first nine months of 2016, an increase of 46.5%. We believe our focus on growth in NattyMac creates access to efficient sources of capital and strengthens relationships with small to mid-size correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for us and other investors to purchase.

We have continued to decrease expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 in all expense categories, except for depreciation and amortization. Our total expenses were $138.3 million as compared to $160.4 million for the nine months ended September 30, 2016 and 2015, respectively, with the largest decrease in expenses for salaries, commissions and benefits. The increase in depreciation and amortization expense is due to the additional investment in systems infrastructure as currently and previously discussed in our Results of Operations, as well as the acceleration of the useful lives of assets related to certain of our systems as a result of our decision to replace these systems during 2017. At present, we do not anticipate any material retail expansion going forward other than in the retail direct side of the retail channel. We plan to maximize our potential return by focusing on lowering expenses through creating system automation efficiencies through information technology investments and process enhancements and through managing expenses. We will continue to invest in additional information technology infrastructure to increase automation within our systems surrounding both critical operational areas and corporate support areas. We expect continued investments in our loan origination systems and anticipate expenses to increase in the short term in connection with these investments. We believe these investments will lead to a continued decrease in expenses over the long-term.

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

Financial Condition Summary

Total assets increased $111.2 million, or 8.7%, during the nine months ended September 30, 2016. Total liabilities increased $149.2 million, or 14.6%, during the nine months ended September 30, 2016. Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2016 are attributable to an increase in our loans held for sale portfolio and related borrowings, partially offset by declines in our MSRs portfolio and Cash and Restricted Cash since December 31, 2015.

Non-GAAP Financial Measures

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted income (loss) from continuing operations, net of tax and adjusted diluted EPS (LPS) from continuing operations as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted income (loss) from continuing operations, net of tax and adjusted diluted EPS (LPS) from continuing operations exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on our MSRs, stock-based compensation expenses, and other non-routine costs such as remaining operating lease expenses from closed retail branches. These non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for income (loss) from continuing operations before income taxes, income (loss) from continuing operations, net of tax or diluted EPS (LPS) from continuing operations prepared in accordance with GAAP.

In addition, adjusted income (loss) from continuing operations, net of tax has limitations as an analytical tool, including but not limited to the following:

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

Because of these and other limitations, adjusted income (loss) from continuing operations, net of tax should not be considered solely as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted income (loss) from continuing operations, net of tax is a performance measure and is presented to provide additional information about our core operations.
The table below reconciles income (loss) from continuing operations, net of tax to adjusted income from continuing operations, net of tax and diluted EPS (LPS) from continuing operations to adjusted diluted EPS from continuing operations (which are the most directly comparable GAAP measures) for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Change
	2016	2015	$	%
Income (loss) from continuing operations, net of tax	$15,574	$(20,190)	$35,764	177%
Adjustments:
Changes in mortgage servicing rights valuation[1]	(4,918)	28,088	(33,006)	(118)%
Stock-based compensation expense	399	1,900	(1,501)	(79)%
Severance expense	—	1,533	(1,533)	(100)%
Other non-routine expenses [2]	—	221	(221)	(100)%
Tax effect of adjustments	(49)	(8,733)	8,684	(99)%
Adjusted income from continuing operations, net of tax	$11,006	$2,819	$8,187	290%

Diluted earnings (loss) per share	$0.60	$(0.78)	$1.38	177%
Adjustments:
Changes in mortgage servicing rights valuation	(0.19)	1.09	(1.28)	(117)%
Stock-based compensation expense	0.01	0.07	(0.06)	(86)%
Severance expense	—	0.06	(0.06)	(100)%
Other non-routine expenses	—	0.01	(0.01)	(100)%
Tax effect of adjustments	—	(0.34)	0.34	(100)%
Adjusted diluted earnings per share	$0.42	$0.11	$0.31	282%
1 Changes in mortgage servicing rights valuation includes a realized loss of $1,562 and a realized gain of $13 for the three months ended September 30, 2016 and 2015, respectively.
2 For the three months ended September 30, 2015, amount consists primarily of expenses associated with the write down of certain assets.

Adjusted income from continuing operations, net of tax increased $8,187, or 290%, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Adjusted diluted EPS increased $0.31, or 282%, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was primarily attributable to an increase in our gain on sale due to a higher notional value on our interest rate lock commitments ("IRLCs") coupled with favorable changes in the fair value of our IRLCs, forward sales and loans held for sale, partially offset by a reduction in our MSR capitalization rate from a decrease in both our originations volume and capitalized servicing rate. Additionally, operating expenses were reduced due to decreased headcount.
The table below reconciles income (loss) from continuing operations, net of tax to adjusted income from continuing operations, net of tax and diluted EPS (LPS) from continuing operations to adjusted diluted EPS from continuing operations (which are the most directly comparable GAAP measures) for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Income (loss) from continuing operations, net of tax	$(39,101)	$(17,165)	$(21,936)	(128)%
Adjustments:
Changes in mortgage servicing rights valuation[1]	48,729	34,525	14,204	41%
Stock-based compensation expense	1,059	3,545	(2,486)	(70)%
Severance expense	—	1,533	(1,533)	(100)%
Results from discontinued retail branches	119	—	119	(100)%
Other non-routine expenses [2]	—	221	(221)	(100)%
Tax effect of adjustments	(1,823)	(11,843)	10,020	(85)%
Adjusted income from continuing operations, net of tax	$8,983	$10,816	$(1,833)	(17)%

Diluted earnings (loss) per share	$(1.51)	$(0.66)	$(0.85)	(129)%
Adjustments:
Changes in mortgage servicing rights valuation	1.88	1.33	0.55	41%
Stock-based compensation expense	0.04	0.14	(0.10)	(71)%
Severance expense	—	0.06	(0.06)	(100)%
Results from discontinued retail branches	—	—	—	—%
Other non-routine expenses	—	0.01	—	(100)%
Tax effect of adjustments	(0.07)	(0.46)	0.39	(85)%
Adjusted diluted earnings per share	$0.34	$0.42	$(0.08)	(19)%
1 Changes in mortgage servicing rights valuation includes a realized gain of $5,472 and a realized loss of $2,856 for the nine months ended September 30, 2016 and 2015, respectively.
2 For the nine months ended September 30, 2015, amount consists primarily of expenses associated with the write down of certain assets.

Adjusted income from continuing operations, net of tax decreased $1,833, or 17%, during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Adjusted diluted EPS decreased $0.08, or 19%, during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease was primarily attributable to a reduction in our gain on sale due to lower originations volume, reduced MSR capitalization rate and shift in the retail channel production. These decreases were partially offset with decreased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period and reduced operating expense due to decreased headcount.
Recent Developments and Significant Transactions

We continue to execute our strategies in each segment through development of new investor and product offerings, a focus on higher margin volume, improvement of operating expense efficiencies, and selling MSRs when the market conditions are favorable. Our MSRs are primarily created through our originations channels.

We continue to enter into strategic sale and financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. In 2015, we entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The flow sales occurred monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

On June 30, 2016, we completed a bulk sale of MSRs with an underlying unpaid principal balance of $5.06 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs.

On September 30, 2016, we completed a bulk sale of MSRs with an underlying unpaid principal balance of $1.20 billion in GNMA loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any FNMA and FHLMC MSRs, which have a different historical performance than GNMA MSRs.

The following financing-related transactions occurred during the nine months ended September 30, 2016 allowing us to right-size our financing sources:

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

•
On March 1, 2016, we amended our mortgage repurchase financing with EverBank to decrease the amount available under the line from $150,000 to $125,000, and decrease the MSR sublimit from $70,000 to $60,000. On October 24, 2016, the Company amended this facility to extend the maturity date to January 7, 2017.

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

•
On June 17, 2016, we amended our operating line of credit agreement with Merchants to temporarily increase the maximum borrowing capacity from $5,000 to $10,000 through August 31, 2016, which was extended on August 30, 2016 through November 15, 2016 when it will revert back to $5,000.

•
On July 29, 2016, we amended our master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2017.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Our consolidated results of operations for the three months ended September 30, 2016 and 2015 are presented below. We will then discuss the results of continuing operations separately from the results of discontinued operations for each respective period.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Gains on mortgage loans held for sale, net	$41,239	$32,874	$8,365	25%
Changes in mortgage servicing rights valuation	4,918	(28,088)	33,006	(118)%
Payoffs and principal amortization of mortgage servicing rights	(8,592)	(9,215)	623	(7)%
Loan origination and other loan fees	6,013	6,718	(705)	(10)%
Loan servicing fees	11,184	14,051	(2,867)	(20)%
Interest and other income	11,515	9,217	2,298	25%
Total revenues	66,277	25,557	40,720	159%

Salaries, commissions and benefits	25,880	31,851	(5,971)	(19)%
General and administrative	11,576	8,921	2,655	30%
Interest expense	6,488	7,508	(1,020)	(14)%
Occupancy, equipment and communications	4,230	4,175	55	1%
Depreciation and amortization expense	2,247	2,397	(150)	(6)%
Total expenses	50,421	54,852	(4,431)	(8)%

Income (loss) before income taxes	15,856	(29,295)	45,151	(154)%
Income tax expense (benefit)	282	(9,105)	9,387	(103)%
Income (loss) from continuing operations, net of tax	15,574	(20,190)	35,764	(177)%
(Loss) from discontinued operations, net of tax	—	(2,614)	2,614	(100)%
Net income (loss) attributable to common stockholders	$15,574	$(22,804)	$38,378	(168)%

Weighted average diluted shares outstanding (in thousands)	25,937	25,782	155	1%

Basic earnings (loss) per share:
From continuing operations	$0.60	$(0.78)	$1.38	(177)%
From discontinued operations	—	(0.10)	0.10	(100)%
Total basic earnings (loss) per share	$0.60	$(0.88)	$1.48	(168)%

Diluted earnings (loss) per share:
From continuing operations	$0.60	$(0.78)	$1.38	(177)%
From discontinued operations	—	(0.10)	0.10	(100)%
Total diluted earnings (loss) per share	$0.60	$(0.88)	$1.48	(168)%

Continuing Operations
Revenues
During the three months ended September 30, 2016, total revenues increased $40,720, or 159%, as compared to the three months ended September 30, 2015. The increase in revenues was predominantly the result of a favorable change in the fair value of our MSRs, increases in gains on mortgage loans held for sale and increased interest income from the third quarter of 2015 to the third quarter of 2016 coupled with the settlement of a certain legal matter, partially offset by lower loan servicing fees.
Our gains on mortgage loans held for sale, net during the three months ended September 30, 2016 increased $8,365, or 25%, as compared to the three months ended September 30, 2015, primarily due to a higher notional value on our IRLCs coupled with favorable changes in the fair value of our IRLCs, forward sales and loans held for sale, partially offset by an 18% decrease in our originations volume and lower capitalization of our MSRs. Our gains on mortgage loans held for sale, net during the three months ended September 30, 2016 were 156 basis points of loan originations compared to 103 basis points for the comparable period in 2015. The increase in basis point gain on sale was due primarily to a lower correspondent mix as a percentage of overall origination volume, as discussed in the Segment Results section.
The increase in the fair value of our MSRs for the three months ended September 30, 2016 compared to the same period last year was driven by the widening of the interest rate spread, improvement of the MSR composition and the increase in 10-year treasury rates in the two periods. Widening interest rate spreads generally result in increased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to decrease (mortgage loans prepay slower) and a steepening yield curve increases the expected value of interest and other income from the escrow balances we maintain.

The slight decrease in payoffs and principal amortization of our MSRs was driven primarily by a decrease in our average servicing portfolio, partially offset by an increase in related constant prepayment speeds during the three months ended September 30, 2016 compared to the third quarter of 2015.
Loan origination and other loan fees decreased slightly primarily as a result of the decrease in the number of loans originated during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
The decrease in our loan servicing fees was a result of a decrease in our average servicing portfolio from the third quarter of 2015 to the third quarter of 2016. Our average servicing portfolio was $14.56 billion during the three months ended September 30, 2016, compared to an average servicing portfolio of $18.14 billion during the three months ended September 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for both the three months ended September 30, 2016 and 2015.
The increase in interest and other income was primarily a result of the settlement of a certain legal matter (as discussed in Note 14 "Commitments and Contingencies"), partially offset by a decrease in the average coupon rate and an 18% decrease in mortgage loan originations during the three months ended September 30, 2016 compared to September 30, 2015, as there is a direct correlation between interest and other income and mortgage loan origination activity.
Expenses

Total expenses from continuing operations decreased $4,431, or 8%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Total expenses have decreased due to an 18% decrease in total originations and the related costs, such as interest expense, associated with lower originations and reductions in expense from specific actions that occurred in the fourth quarter of 2015.

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

Salaries, commissions and benefits expense from continuing operations decreased $5,971, or 19%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily as a result of decreased commission and incentive compensation expense related to the decline in origination volume and decreased salaries and payroll taxes due to reduced headcount. Our total headcount decreased from 1,324 employees at September 30, 2015 to 893 employees at September 30, 2016.

General and administrative expenses increased $2,655, or 30%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. During the current quarter, the Company settled a certain legal matter, as discussed in Note 14 "Commitments and Contingencies." Concurrently with the recognition of the settlement in revenue, the Company recorded an impairment of $4,233, which represented the carrying value of the purchased loans at the time of the settlement. Excluding this impairment, general and administrative expenses decreased $1,578, which was primarily due to recent cost control focus, lower headcount, and less reliance on outside services related to TRID readiness. Significant declines occurred in outside services, dues and subscriptions and travel and entertainment expenses.

Interest expense from continuing operations decreased $1,020, or 14%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to decreased borrowings as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by a higher cost of funds. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Depreciation and amortization expense from continuing operations decreased $150, or 6%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the runoff of fixed assets that are fully depreciated, partially offset by an increase of $330 related to the incremental expense for the acceleration of the useful lives of assets related to certain of our systems as a result of our decision to replace these systems during 2017.

We reported income tax expense of $282 and income tax benefit of $9,105 for the three months ended September 30, 2016 and 2015, respectively, with an effective tax rate of 1.8% and 31.1%, respectively. The increase in income tax expense is due to higher income before tax. This was partially offset by the reversal of $6,216 of the valuation allowance during the three months ended September 30, 2016 as compared to the establishment of the valuation allowance of $2,645 during the three months ended September 30, 2015. We continue to reflect a valuation allowance of $14,775 at September 30, 2016. Reversal of the valuation allowance is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards,

$163,507 of which were recorded at September 30, 2016. Although realization is not assured, management believes it is more likely more of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Discontinued Operations

In 2015, we disposed of certain retail branches, or components of our Originations segment, either by sale or closure. We completed the closure of 62 of our retail branches as of December 31, 2015. Additionally, on October 29, 2015, we sold to an unrelated third party certain assets associated with 14 retail branches. The Company determined that the disposal of these retail branches met the criteria for being reported as discontinued operations under ASU No. 2014-08, and has been reclassified as such in our results of operations. There were no additional material amounts classified as discontinued operations during the three months ended September 30, 2016. The following table provides the components of loss from discontinued operations, net of tax for the three months ended September 30, 2015:

Three Months Ended September 30,
2015
Gains on mortgage loans held for sale, net	$7,416
Loan origination and other loan fees	1,281
Interest and other income	650
Total revenues	9,347

Salaries, commissions and benefits	8,754
General and administrative expense	2,246
Interest expense	449
Occupancy, equipment and communications	1,659
Depreciation and amortization expense	444
Total expenses	13,552

Loss before income taxes	(4,205)
Income tax benefit	(1,591)
Loss from discontinued operations, net of tax	$(2,614)

During the three months ended September 30, 2015, our net loss from discontinued operations was $2,614 and was primarily due to expenses related to salaries, commissions and benefits, general and administrative, and occupancy, equipment and communications. These expenses were partially offset by gains on mortgage loans held for sale, net and other revenue associated with the discontinued operations.

Segment Results from Continuing Operations

	Total Assets
	September 30, 2016	December 31, 2015
Originations	$844,336	$647,287
Servicing	313,560	353,097
Financing	200,355	232,061
Other[1]	33,570	48,181
Total	$1,391,821	$1,280,626
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended September 30, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$40,972	$291	$—	$(24)	$41,239
Changes in mortgage servicing rights valuation	—	4,918	—	—	4,918
Payoffs and principal amortization of mortgage servicing rights	—	(8,592)	—	—	(8,592)
Loan origination and other loan fees	5,522	—	488	3	6,013
Loan servicing fees	—	11,184	—	—	11,184
Interest and other income	5,259	178	1,878	4,200	11,515
Total revenues	51,753	7,979	2,366	4,179	66,277

Expenses
Salaries, commissions and benefits	16,730	1,617	397	7,136	25,880
General and administrative	3,375	851	224	7,126	11,576
Interest expense	4,696	475	475	842	6,488
Occupancy, equipment and communication	2,009	380	62	1,779	4,230
Depreciation and amortization	1,680	145	101	321	2,247
Corporate allocations	5,521	876	124	(6,521)	—
Total expenses	34,011	4,344	1,383	10,683	50,421
Income (loss) from continuing operations before taxes	$17,742	$3,635	$983	$(6,504)	$15,856
1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Three Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$32,913	$—	$—	$(39)	$32,874
Changes in mortgage servicing rights valuation	—	(28,088)	—	—	(28,088)
Payoffs and principal amortization of mortgage servicing rights	—	(9,215)	—	—	(9,215)
Loan origination and other loan fees	6,408	—	310	—	6,718
Loan servicing fees	—	14,051	—	—	14,051
Interest and other income	7,341	—	1,854	22	9,217
Total revenues	46,662	(23,252)	2,164	(17)	25,557

Expenses
Salaries, commissions and benefits	21,037	2,153	486	8,175	31,851
General and administrative	4,038	460	180	4,243	8,921
Interest expense	5,071	1,526	778	133	7,508
Occupancy, equipment and communication	1,909	490	71	1,705	4,175
Depreciation and amortization	1,727	155	105	410	2,397
Corporate allocations	6,458	895	98	(7,451)	—
Total expenses	40,240	5,679	1,718	7,215	54,852
Income (loss) from continuing operations before taxes	$6,422	$(28,931)	$446	$(7,232)	$(29,295)
1Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $17,742 and $6,422 during the three months ended September 30, 2016 and 2015, respectively. This increase was primarily the result of an increase in gains on mortgage loans held for sale coupled with decreased expenses primarily due to reduced salaries, commissions and benefits from the decline in volume of originations and reduced staffing in support areas. These increases were partially offset by lower interest income from the decline in volume of originations and lower average coupon rates.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the three months ended September 30, 2016 increased $8,059, or 24%, as compared to the three months ended September 30, 2015 primarily due to a higher notional value on our IRLCs coupled with favorable changes in the fair value of our IRLCs, forward sales and loans held for sale, partially offset by an 8 bps reduction in our MSR capitalization rate due to a decrease in both our originations volume and capitalized servicing rate. Our gains on mortgage loans held for sale, net during the three months ended September 30, 2016 were 156 bps of loan originations compared to 103 bps for the comparable period in 2015. Gains on mortgage loans held for sale, net consisted of the following components for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$8,934	34	$5,561	17	$3,373
Capitalized servicing rights	27,765	106	42,255	132	(14,490)
Economic hedge results	8,150	31	(10,068)	(31)	18,218
Provision for repurchases	(736)	(3)	(756)	(2)	20
Direct loan origination costs[1]	(3,141)	(12)	(4,079)	(13)	938
Gains on mortgage loans held for sale, net	$40,972	156	$32,913	$103	$8,059
1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the three months ended September 30, 2016, compared to the comparable period in 2015, was primarily due to improved margins from a decline in the percentage mix of correspondent delegated loan production which produces lower margins.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of a MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The decrease in our capitalized servicing rights component for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, relates to a decrease in the volume of loans sold and a decrease in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. A decrease in the volume of loans sold results in a lower level of MSRs asset creation. The rate at which we capitalize these servicing rights decreased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s IRLCs and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC) and GNMA for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The increase in our economic hedge results for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily relates to a higher notional value on the IRLCs and favorable changes in the fair value of our IRLCs, forward sales and loans held for sale.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. The decline in the provision for the three months ended September 30, 2016 compared to the third quarter last year is related to the decline in volume of loans originated and subsequently sold.

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

The decrease in direct loan origination costs for the for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, relates to the decrease in mortgage loan origination volume.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the three months ended September 30, 2016 decreased $886, or 14%, compared to the comparable period in 2015. Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. However, our loan origination and other loan fees increased on a per loan basis for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to higher fees charged across our origination channels.

The following table illustrates mortgage loan originations by type for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	$	% Total	$	% Total
Conventional	$1,121,822	43%	$1,269,326	40%
Government insured	1,453,610	55%	1,837,928	57%
Non-agency/Other	45,971	2%	92,421	3%
Total mortgage loan originations	$2,621,403	100%	$3,199,675	100%

The following is a summary of mortgage loan origination volume by channel for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	1,491	$364,245	14%	1,956	$402,601	13%
Wholesale	2,103	596,827	23%	2,136	574,622	18%
Correspondent	7,259	1,660,331	63%	9,922	2,222,452	69%
Total mortgage loan originations	10,853	$2,621,403	100%	14,014	$3,199,675	100%
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30, 2016
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,506	$1,616	$634	$3,822	$—	$7,578	—%
620-680	35,000	60,929	93,448	506,378	3,603	699,358	27%
681-719	57,018	93,255	96,977	293,546	6,404	547,200	21%
>719	352,219	392,425	196,903	420,159	5,561	1,367,267	52%
Total mortgage loan originations	$445,743	$548,225	$387,962	$1,223,905	$15,568	$2,621,403	100%
% Total	17%	21%	15%	46%	1%	100%

	Three Months Ended September 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$1,865	$1,717	$3,595	$27,968	$313	$35,458	1%
620-680	40,024	78,221	93,079	603,274	5,309	819,907	26%
681-719	68,139	111,978	97,084	434,132	5,812	717,145	22%
>719	297,244	478,583	224,776	617,490	9,072	1,627,165	51%
Total mortgage loan originations	$407,272	$670,499	$418,534	$1,682,864	$20,506	$3,199,675	100%
% Total	13%	21%	13%	52%	1%	100%
Interest and Other Income

Interest and other income related to our Originations segment decreased $2,082 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in interest and other income was primarily a result of less origination volume and lower average coupon rates during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. There is a direct correlation between interest and other income and mortgage loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment decreased $4,307, or 20%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was primarily a result of decreased commissions and incentives related to the decreased volume of originations, and reduced salaries and related benefit costs due to the reduction of revenue-producing and support positions. Headcount related to our Originations segment decreased from 962 employees at September 30, 2015 to 576 employees at September 30, 2016.

Servicing

The Servicing segment generated income before taxes of $3,635 during the three months ended September 30, 2016 compared to losses before taxes of $28,931 during the three months ended September 30, 2015 primarily due to an increase in the value of our MSRs during the third quarter of 2016 compared to the third quarter of 2015, coupled with lower operating expenses, partially offset by a decrease in loan servicing revenue.

The following is a summary of certain metrics specific to the Servicing segment as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Servicing Portfolio UPB	$14,416,911	$18,165,025
Number of Loans Serviced (units)	75,762	92,740
Weighted Average Coupon	3.75%	4.00%
Weighted Average Age (in months)	17	13
90+ day Delinquency Rate	0.77%	0.59%
Weighted Average FICO score	722	722
Weighted Average Servicing Fee (in basis points)	30	30
Capitalized Loan Servicing Portfolio	$148,164	$201,661
Capitalized Servicing Rate[1]	1.03%	1.11%
Capitalized Servicing Multiple	3.38	3.75
1Represents MSR value divided by ending UPB servicing portfolio.

	Three Months Ended September 30,
	2016	2015
Gross Constant Prepayment Rate[1]	19.82%	16.00%
Adjusted Constant Prepayment Rate[2]	16.41%	11.43%
Average Total Loan Servicing Portfolio	$14,558,992	$18,137,970
Average Capitalized Loan Servicing Portfolio	$142,159	$211,241
Payoffs and Principal Curtailments of Capitalized Portfolio	$802,535	$713,979
Sales of Capitalized Portfolio	$1,202,674	$1,744,578
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

Changes in Mortgage Servicing Rights Valuation

The increase in the fair value of our MSRs during the three months ended September 30, 2016 was driven primarily by the widening of the interest rate spread, improvement of the MSR composition and the increase in 10-year treasury rates during the three months ended September 30, 2016, relative to the same period last year. Widening interest rate spreads generally result in increased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to decrease (mortgage loans prepay slower) and a steepening yield curve increases the expected value of interest and other income from the escrow balances held by us.  The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. Mortgage rate spreads were higher during the period ended September 30, 2016 than they were during the period ended September 30, 2015.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed.  During the three months ended September 30, 2016, the weighted average coupon of our MSRs portfolio was lower in comparison to September 30, 2015 and mortgage rates were also lower during the period ended September 30, 2016 than they were during the period ended September 30, 2015.  In addition, there were several MSR sales between these two periods, which changed the mix and characteristics of the overall portfolio.  The combination of these factors decreased current prepayment estimates and prepayment estimates in the interest rate shifts.  Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

During the three months ended September 30, 2016, this amount was $8,592, compared to $9,215, or a decline of 7% during the current period.  The decrease in run-off and paid off loans correlates with a 20% decrease in our average servicing portfolio during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, partially offset by a higher prepayment rate.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Contractual servicing fees	$10,492	$13,370
Late fees	692	681
Loan servicing fees	$11,184	$14,051

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.31%

Our loan servicing fees decreased to $11,184 during the three months ended September 30, 2016 from $14,051 during the three months ended September 30, 2015. The 20% decrease in our loan servicing fees was primarily the result of our lower average servicing portfolio of $14.56 billion during the three months ended September 30, 2016, compared to an average servicing portfolio of $18.14 billion during the three months ended September 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for both the three months ended September 30, 2016 and 2015.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment decreased $536, or 25%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily as a result of reduced staffing in the Servicing segment. Headcount related to our Servicing segment decreased from 99 employees at September 30, 2015 to 89 employees at September 30, 2016.

Interest Expense

Interest expense related to our Servicing segment decreased $1,051 during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to lower borrowings on our MSR portfolio.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $983 and $446 during the three months ended September 30, 2016 and 2015, respectively. The higher income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $1.37 billion during the three months ended September 30, 2016 from $0.88 billion during the three months ended September 30, 2015. The increased income before taxes for Financing was also the result of reduced expenses, primarily salaries, commissions and benefits and interest expense. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $202 during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to our overall warehouse lending activity growth. The following details the increases in total revenues:

•	Our loan origination and other loan fees during the three months ended September 30, 2016 increased $178, compared to the comparable period in 2015, due to higher funded volume, as discussed above.

•
The increase in interest and other income of $24 was primarily a result of the increase in warehouse loan originations funded during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment decreased $335 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease in salaries, commissions, and benefits and interest expense.

Results of Operations

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Our consolidated results of operations for the nine months ended September 30, 2016 and 2015 are presented below. We will then discuss the results of continuing operations separately from the results of discontinued operations for each respective period.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Gains on mortgage loans held for sale, net	$92,674	$119,095	$(26,421)	(22)%
Changes in mortgage servicing rights valuation	(48,729)	(34,525)	(14,204)	41%
Payoffs and principal amortization of mortgage servicing rights	(25,988)	(34,303)	8,315	(24)%
Loan origination and other loan fees	15,948	18,530	(2,582)	(14)%
Loan servicing fees	38,342	41,001	(2,659)	(6)%
Interest and other income	25,500	26,125	(625)	(2)%
Total revenues	97,747	135,923	(38,176)	(28)%

Salaries, commissions and benefits	72,657	93,836	(21,179)	(23)%
General and administrative	25,057	24,939	118	—%
Interest expense	20,561	23,358	(2,797)	(12)%
Occupancy, equipment and communications	12,528	12,441	87	1%
Depreciation and amortization expense	7,518	5,779	1,739	30%
Total expenses	138,321	160,353	(22,032)	(14)%

Income (loss) before income taxes	(40,574)	(24,430)	(16,144)	66%
Income tax expense (benefit)	(1,473)	(7,265)	5,792	(80)%
Income (loss) from continuing operations, net of tax	(39,101)	(17,165)	(21,936)	128%
(Loss) from discontinued operations, net of tax	—	(5,624)	5,624	(100)%
Net income (loss) attributable to common stockholders	$(39,101)	$(22,789)	$(16,312)	72%

Weighted average diluted shares outstanding (in thousands)	25,901	25,782	119	—%

Basic earnings (loss) per share:
From continuing operations	$(1.51)	$(0.66)	$(0.85)	129%
From discontinued operations	—	(0.22)	0.22	(100)%
Total basic earnings (loss) per share	$(1.51)	$(0.88)	$(0.63)	72%

Diluted earnings (loss) per share:
From continuing operations	$(1.51)	$(0.66)	$(0.85)	129%
From discontinued operations	—	(0.22)	0.22	(100)%
Total diluted earnings (loss) per share	$(1.51)	$(0.88)	$(0.63)	72%

Continuing Operations
Revenues
During the nine months ended September 30, 2016, total revenues decreased $38,176, or 28%, as compared to the nine months ended September 30, 2015. The decrease in revenues was predominantly the result of decreases in gains on mortgage loans held for sale and a higher negative change in the fair value of our MSRs for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, partially offset by a decline in loan payoffs and principal amortization of MSRs for the same period.
Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2016 decreased $26,421, or 22%, as compared to the nine months ended September 30, 2015, primarily due to the 23% decrease in our originations volume from continuing operations. Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2016 were 134 basis points of loan originations compared to 133 basis points for the comparable period in 2015. The slight increase in basis point gain on sale was due primarily to a lower correspondent mix as a percentage of overall origination volume, partially offset by a lower MSR capitalization rate, as further discussed in the Segment Results section.
The greater decrease in the fair value of our MSRs for the nine months ended September 30, 2016 compared to the same period last year was driven by the decrease in interest rates and 10-year treasury rates in the two periods. Decreasing interest rates generally result in decreased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances we maintain. The decrease in the fair value of our MSRs during the nine months ended

September 30, 2016 was driven primarily by a larger decline in rates and the flattening of the yield curve during the nine months ended September 30, 2016, relative to the same period last year.
The decrease in payoffs and principal amortization of our MSRs was driven primarily by the direction of market interest rates during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in run-off and paid off loans correlates with a 3% decrease in related constant prepayment speeds during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Loan servicing fees decreased primarily as a result of the decrease in our average servicing portfolio of $16.69 billion during the nine months ended September 30, 2016 as compared to $17.86 billion during the nine months ended September 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for both the nine months ended September 30, 2016 and 2015.
The decrease in interest and other income was primarily a result of the 23% decrease in mortgage loan originations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as there is a direct correlation between interest and other income and mortgage loan origination activity, partially offset by the settlement of a certain legal matter (as discussed in Note 14 "Commitments and Contingencies").
Expenses

Total expenses from continuing operations decreased $22,032, or 14%, for the nine months ended September 30, 2016, compared to the same period ended September 30, 2015. Total expenses have decreased due to a 23% decrease in total originations and the related costs associated with lower originations and reductions in expense from a planned reduction in support staff that occurred in the fourth quarter of 2015.

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

Salaries, commissions and benefits expense from continuing operations decreased $21,179, or 23%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of decreased commission and incentive compensation expense related to the decline in origination volume and decreased salaries and payroll taxes due to reduced headcount. Our total headcount decreased from 1,324 employees at September 30, 2015 to 893 employees at September 30, 2016.

General and administrative expenses increased $118 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. During the current period, the Company settled a certain legal matter, as discussed in Note 14 "Commitments and Contingencies." Concurrently with the recognition of the settlement in revenue, the Company recorded an impairment of $4,233, which represented the carrying value of the purchased loans at the time of the settlement. Excluding this impairment, general and administrative expenses decreased $4,115, which was primarily due to recent cost control focus, lower headcount, and less reliance on outside services related to TRID readiness. Significant declines occurred in outside services, dues and subscriptions and travel and entertainment expenses.

Interest expense from continuing operations decreased $2,797, or 12%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to decreased borrowings as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by a higher cost of funds related to LIBOR based borrowings. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Depreciation and amortization expense from continuing operations increased $1,739, or 30%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increased property and equipment and software expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting, and operations. Additionally, during the current period, we recognized incremental expense of $330 for the acceleration of the useful lives of assets related to certain of our systems as a result of our decision to replace these systems during 2017.

We reported an income tax benefit of $1,473 and $7,265 for the nine months ended September 30, 2016 and 2015, respectively, with an effective tax rate of 3.6% and 29.7%, respectively. The reduction in the income tax benefit is due primarily to an increase in the valuation allowance of $10,576 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. We continue to reflect a valuation allowance of $14,775 at September 30, 2016. Reversal of the valuation allowance is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards, $163,507 of which were recorded at September 30, 2016. Although realization is not assured, management believes it is more likely more of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Discontinued Operations

In 2015, we disposed of certain retail branches, or components of our Originations segment, either by sale or closure. We completed the closure of 62 of our retail branches as of December 31, 2015. Additionally, on October 29, 2015, we sold to an unrelated third party certain assets associated with 14 retail branches. The Company determined that the disposal of these retail branches met the criteria for being reported as discontinued operations under ASU No. 2014-08, and has been reclassified as such in our results of operations. There were no additional material amounts classified as discontinued operations during the nine months ended September 30, 2016. The following table provides the components of loss from discontinued operations, net of tax for the nine months ended September 30, 2015:

Nine Months Ended September 30,
2015
Gains on mortgage loans held for sale, net	$25,370
Loan origination and other loan fees	3,537
Interest and other income	1,836
Total revenues	30,743

Salaries, commissions and benefits	27,636
General and administrative expense	4,766
Interest expense	1,303
Occupancy, equipment and communications	5,187
Depreciation and amortization expense	689
Total expenses	39,581

Loss before income taxes	(8,838)
Income tax benefit	(3,214)
Loss from discontinued operations, net of tax	$(5,624)

During the nine months ended September 30, 2015, our net loss from discontinued operations was $5,624 and was primarily due to expenses related to salaries, commissions and benefits, occupancy, equipment and communications and general and administrative. These expenses were partially offset by gains on mortgage loans held for sale, net and other revenue associated with the discontinued operations.

Segment Results from Continuing Operations

	Total Assets
	September 30, 2016	December 31, 2015
Originations	$844,336	$647,287
Servicing	313,560	353,097
Financing	200,355	232,061
Other[1]	33,570	48,181
Total	$1,391,821	$1,280,626
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Nine Months Ended September 30, 2016
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$91,652	$1,003	$—	$19	$92,674
Changes in mortgage servicing rights valuation	—	(48,729)	—	—	(48,729)
Payoffs and principal amortization of mortgage servicing rights	—	(25,988)	—	—	(25,988)
Loan origination and other loan fees	14,665	—	1,272	11	15,948
Loan servicing fees	—	38,342	—	—	38,342
Interest and other income	15,205	423	5,661	4,211	25,500
Total revenues	121,522	(34,949)	6,933	4,241	97,747

Expenses
Salaries, commissions and benefits	47,096	5,012	1,303	19,246	72,657
General and administrative	9,217	1,983	632	13,225	25,057
Interest expense	13,181	2,424	1,710	3,246	20,561
Occupancy, equipment and communication	5,928	1,249	173	5,178	12,528
Depreciation and amortization	5,834	416	301	967	7,518
Corporate allocations	16,375	2,602	362	(19,339)	—
Total expenses	97,631	13,686	4,481	22,523	138,321
Income (loss) from continuing operations before taxes	$23,891	$(48,635)	$2,452	$(18,282)	$(40,574)
1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

	Nine Months Ended September 30, 2015
	Originations	Servicing	Financing	Other/Eliminations[1]	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$119,085	$—	$—	$10	$119,095
Changes in mortgage servicing rights valuation	—	(34,525)	—	—	(34,525)
Payoffs and principal amortization of mortgage servicing rights	—	(34,303)	—	—	(34,303)
Loan origination and other loan fees	17,643	—	887	—	18,530
Loan servicing fees	—	41,001	—	—	41,001
Interest and other income	20,718	—	5,282	125	26,125
Total revenues	157,446	(27,827)	6,169	135	135,923

Expenses
Salaries, commissions and benefits	63,038	6,554	1,582	22,662	93,836
General and administrative	10,199	1,738	485	12,517	24,939
Interest expense	14,702	5,830	2,438	388	23,358
Occupancy, equipment and communication	5,572	1,478	189	5,202	12,441
Depreciation and amortization	3,989	354	308	1,128	5,779
Corporate allocations	19,742	2,735	249	(22,726)	—
Total expenses	117,242	18,689	5,251	19,171	160,353
Income (loss) from continuing operations before taxes	$40,204	$(46,516)	$918	$(19,036)	$(24,430)
1 Includes intersegment eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments.

Originations
The Originations segment reported income before taxes of $23,891 and $40,204 during the nine months ended September 30, 2016 and 2015, respectively. This decrease was the result of a decline in all Originations revenues primarily due to lower gain on sale of loans as mortgage loan originations decreased 23% period over period. This decline was partially offset with decreased expenses of $19,611 primarily due to reduced salaries, commissions and benefits from the decline in volume of originations and reduced staffing in support areas.
Gains on Mortgage Loans Held for Sale, Net

Our gains on mortgage loans held for sale, net during the nine months ended September 30, 2016 decreased $27,433, or 23%, as compared to the nine months ended September 30, 2015 primarily due to the 23% decrease in our originations volume and reduced margins on loan sales. Our gains on mortgage loans held for sale, net during both the nine months ended September 30, 2016 and 2015 were 133 bps of loan originations. The decrease in MSR capitalization rate in basis points was offset by increases in cash margins and favorable changes in the fair value of our IRLCs, forward sales and loans held for sale in basis points. Gains on mortgage loans held for sale, net consisted of the following components for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$15,269	22	$13,884	15	$1,385
Capitalized servicing rights	76,495	111	117,522	131	(41,027)
Economic hedge results	10,569	15	2,717	3	7,852
Provision for repurchases	(1,992)	(3)	(2,263)	(3)	271
Direct loan origination costs[1]	(8,689)	(12)	(12,775)	(13)	4,086
Gains on mortgage loans held for sale, net	$91,652	133	$119,085	133	$(27,433)
1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the nine months ended September 30, 2016, compared to the comparable period in 2015, was primarily due to improved margins from a decline in the percentage mix of correspondent delegated loan production which produces lower margins.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of a MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The decrease in our capitalized servicing rights component for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, relates to a decrease in the volume of loans sold and a decrease in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. A decrease in the volume of loans sold results in a lower level of MSRs asset creation. The rate at which we capitalize these servicing rights decreased based on current market conditions.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s IRLCs and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC) and GNMA for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The increase in our economic hedge results for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily relates to a higher notional value on the IRLCs and favorable changes in the fair value of our IRLCs, forward sales and loans held for sale.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. As stated above, the decline in the provision for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is related to the decline in volume of loans originated and subsequently sold.

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

The decrease in direct loan origination costs for the for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, relates to the decrease in mortgage loan origination volume.

Loan Origination and Other Loan Fees

Our loan origination and other loan fees during the nine months ended September 30, 2016 decreased $2,978, or 17%, compared to the comparable period in 2015. Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Additionally, we experienced a decline in loans originated in our retail channel as a percentage of production. However, our loan origination and other loan fees increased on a per loan basis for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to an increase in fees charged.

    The following table illustrates mortgage loan originations by type for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	$	% Total	$	% Total
Conventional	$2,792,278	40%	$3,639,378	41%
Government insured	3,983,940	58%	4,941,121	55%
Non-agency/Other	130,066	2%	385,513	4%
Total mortgage loan originations	$6,906,284	100%	$8,966,012	100%

The following is a summary of mortgage loan origination volume by channel for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	3,882	$866,897	13%	5,869	$1,240,296	14%
Wholesale	5,572	1,586,680	23%	7,088	2,004,729	22%
Correspondent	20,273	4,452,707	64%	25,752	5,720,987	64%
Total mortgage loan originations	29,727	$6,906,284	100%	38,709	$8,966,012	100%
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30, 2016
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$2,676	$5,111	$7,872	$41,103	$1,086	$57,848	1%
620-680	92,666	177,592	261,304	1,380,836	15,029	1,927,427	28%
681-719	137,840	243,559	253,233	831,820	13,108	1,479,560	21%
>719	787,049	1,002,251	487,171	1,144,779	20,199	3,441,449	50%
Total mortgage loan originations	$1,020,231	$1,428,513	$1,009,580	$3,398,538	$49,422	$6,906,284	100%
% Total	15%	21%	15%	48%	1%	100%

	Nine Months Ended September 30, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$5,655	$7,569	$9,982	$78,797	$3,690	$105,693	1%
620-680	119,744	226,179	276,263	1,604,436	15,658	2,242,280	25%
681-719	188,158	322,928	296,654	1,171,939	17,528	1,997,207	22%
>719	1,032,058	1,412,686	624,555	1,524,673	26,860	4,620,832	52%
Total mortgage loan originations	$1,345,615	$1,969,362	$1,207,454	$4,379,845	$63,736	$8,966,012	100%
% Total	15%	22%	13%	49%	1%	100%

Interest and Other Income

Interest and other income related to our Originations segment decreased $5,513, or 27%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in interest and other income was primarily a result of less origination volume and lower average coupon rates. There is a direct correlation between interest and other income and mortgage loan origination.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Originations segment decreased $15,942, or 25%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily a result of decreased commissions and incentives related to the decreased volume of originations, and reduced salaries and related benefit costs due to the reduction of revenue-producing and support positions. Headcount related to our Originations segment decreased from 962 employees at September 30, 2015 to 576 employees at September 30, 2016.

Interest Expense

Interest expense related to our Originations segment decreased $1,521, or 10%, primarily due to lower origination volume, partially offset by a higher cost of funds on borrowing lines tied to LIBOR.

Depreciation and Amortization Expense

Depreciation and amortization expense related to our Originations segment increased $1,845 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increased capital expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting and operations. We expect to see continued increased expenses in our efforts to adhere to the increasing regulatory environment. Additionally, during the current period, we recognized incremental expense of $330 for the acceleration of the useful lives of assets related to certain of our systems as a result of our decision to replace these systems during 2017.

Servicing

The Servicing segment incurred losses before taxes of $48,635 and $46,516 during the nine months ended September 30, 2016 and 2015, respectively, due primarily to a larger decline in the value of our MSRs during the nine months ended September 30, 2016 compared to the same period last year. Partially offsetting that decline were realized gains on our MSR bulk sales during 2016 and a lower level of amortization of MSRs related to payoffs and principal reductions and operating expenses.

The following is a summary of certain metrics specific to the Servicing segment as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Servicing Portfolio UPB	$14,416,911	$18,165,025
Number of Loans Serviced (units)	75,762	92,740
Weighted Average Coupon	3.75%	4.00%
Weighted Average Age (in months)	17	13
90+ day Delinquency Rate	0.77%	0.59%
Weighted Average FICO score	722	722
Weighted Average Servicing Fee (in basis points)	30	30
Capitalized Loan Servicing Portfolio	$148,164	$201,661
Capitalized Servicing Rate[1]	1.03%	1.11%
Capitalized Servicing Multiple	3.38	3.75
1Represents MSR value divided by ending UPB servicing portfolio.

	Nine Months Ended September 30,
	2016	2015
Gross Constant Prepayment Rate[1]	17.40%	20.33%
Adjusted Constant Prepayment Rate[2]	14.48%	15.04%
Average Total Loan Servicing Portfolio	$16,685,040	$17,859,881
Average Capitalized Loan Servicing Portfolio	$164,366	$196,907
Payoffs and Principal Curtailments of Capitalized Portfolio	$2,430,734	$3,033,278
Sales of Capitalized Portfolio	$6,907,732	$6,300,846
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

Changes in Mortgage Servicing Rights Valuation

The decrease in the fair value of our MSRs during the nine months ended September 30, 2016 was driven primarily by the decrease in interest rates and 10-year treasury rates during the nine months ended September 30, 2016, relative to the same period last year.   Decreasing interest rates generally result in decreased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to increase (mortgage loans prepay faster) and a flattening yield curve decreases the expected value of interest and other income from the escrow balances held by us.  The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. Mortgage rate spreads were lower during the nine months ended September 30, 2016 than they were during the same period last year.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed.  During the nine months ended September 30, 2016, the weighted average coupon of our MSRs portfolio was lower in comparison to September 30, 2015 and, mortgage rates were also lower during the period ended September 30, 2016 than they were during the period ended September 30, 2015.  In addition, there were several MSR sales between these two periods, which changed the mix and characteristics of the overall portfolio.  The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts.  Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio

During the nine months ended September 30, 2016, this amount was $25,988, compared to $34,303, or a decline of 24% during the current period.  The decrease in run-off and paid off loans correlates with a 3% decrease in constant prepayment speeds and a 7% decrease in our average servicing portfolio during the nine months ended September 30, 2016 compared to the same period last year.

Loan Servicing Fees

The following is a summary of loan servicing fee income by component for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Contractual servicing fees	$36,248	$38,740
Late fees	2,094	2,261
Loan servicing fees	$38,342	$41,001

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.31%
Our loan servicing fees decreased to $38,342 during the nine months ended September 30, 2016 from $41,001 during the nine months ended September 30, 2015. The 6% decrease in our loan servicing fees was primarily the result of our lower average servicing portfolio of $16.69 billion during the nine months ended September 30, 2016 as compared to the average servicing portfolio of $17.86 billion during the nine months ended September 30, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 31 bps for both the nine months ended September 30, 2016 and 2015.

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment decreased $1,542, or 24%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily as a result of reduced costs related to a reduction in staffing. Headcount related to our Servicing segment was 99 employees at September 30, 2015 and 89 employees at September 30, 2016.

Interest Expense

Interest expense related to our Servicing segment decreased $3,406 during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to lower borrowings on our MSR portfolio.

Financing
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $2,452 and $918 during the nine months ended September 30, 2016 and 2015, respectively. The higher income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations as we continue to grow with new customer applications and increased warehouse line commitments within our existing customer base. Originations funded by our NattyMac subsidiary grew to $3.48 billion during the nine months ended September 30, 2016 from $2.38 billion during the nine months ended September 30, 2015. The increased income before taxes for Financing was also the result of reduced expenses, primarily interest and salaries, commissions and benefits expenses. As operations continue to grow, we expect revenues to increase in line with originations that are funded by NattyMac and the related expenses, on a per loan basis, to decrease due to the anticipated continued increase in volume.
Total Revenues
Total revenues related to our Financing segment increased $764 during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to our overall warehouse lending activity growth. The following details the increases in total revenues:

•
Our loan origination and other loan fees during the nine months ended September 30, 2016 increased $385, compared to the comparable period in 2015, due to higher origination volume, as discussed above.

•
The increase in interest and other income of $379 was primarily a result of the increase in warehouse loan originations funded during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as there is a direct correlation between interest and other income and warehouse loan origination activity.

Total Expenses

Total expenses related to our Financing segment decreased $770 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a decrease in interest and salaries, commissions and benefits expenses.

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

Recent Accounting Developments: During 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. During 2015, the FASB voted to delay the effective date one year. ASU 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. During 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations", ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in ASU's 2016-08, 2016-10 and 2016-12 do not change the core principle of ASU 2014-09 but instead clarify the implementation guidance on principle versus agent considerations, identify performance obligations and the licensing implementation guidance, and provide narrow-scope improvements, respectively. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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

ASU 2016-02, "Leases (Topic 842)" was issued in February 2016. This update amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The new guidance will be effective for the Company beginning on January 1, 2019 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-05, "Derivatives and Hedging (Topic 815)" was issued in March 2016. This update relates to "Novation," replacing one of the parties to a derivative financial instrument with a new party. The issue is whether this change results in a requirement to dedesignate that hedging relationship and therefore discontinue the application of hedge accounting. The amendments apply to hedging instruments under Topic 815. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-06, "Derivatives and Hedging (Topic 815)" was issued in March 2016. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-07, "Investments-Equity Method and Joint Ventures" was issued March 2016. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result in the increase in the level of ownership interest. The amendments eliminates requirements for the investor to adjust the financials retroactively for previous periods. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" was issued March 2016. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these type of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" was issued June 2016. This update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The amendments replace the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of information to estimate credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance will be effective for the Company beginning on January 1, 2020 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” was issued in August 2016. The amendments in this update clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" was issued in October 2016. This update requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. The new guidance will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control" was issued in October 2016. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

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

As of September 30, 2016 we were in breach of certain debt covenants with respect to the master repurchase and master loan purchase and servicing agreements with Barclays and Guaranty Bank, respectively, due to failure to reporting certain loss mitigation data to HUD timely, leading to our Tier II rating being lowered temporarily to Tier III during the current reporting period. We have corrected the reporting submission failure and anticipate that such rating will return to Tier II for the fourth quarter reporting period. We obtained waivers of this breach until the downgrade to Tier III can be remediated. The waivers are effective for only this event of default with respect to the Barclays agreement through the maturity date of the debt agreement and effective through March 31, 2017 for the Guaranty Bank agreement. We do not anticipate that the breach will have a material effect on our financial condition or our ability to utilize these funding sources going forward.

The mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of September 30, 2016, the Company was in compliance with the covenants contained in these agreements, except as discussed above. The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

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
Cash Flows
Our unrestricted cash balance decreased from $32,463 at December 31, 2015 to $23,221 at September 30, 2016. The following discussion summarizes the changes in our unrestricted cash balance for the nine months ended September 30, 2016 and 2015:
Operating Activities
Our operating activities used $181,508 and provided $43,630 of cash flow for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash from operating activities was primarily due to timing of cash payments received to fund and originate loans compared to the payments we receive from sales of the loans to our investors during the period.
Investing Activities
Our investing activities provided $53,897 and $45,908 of cash flow for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash from investing activities was primarily due to fewer purchases of property and equipment during the current year.
Financing Activities
Our financing activities provided $118,369 and used $94,393 of cash flow for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash from financing activities was primarily due to the timing of borrowings versus repayments under our various mortgage funding arrangements. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

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
Credit Risk
We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate. For additional information, refer to Note 5 “Derivative Financial Instruments” to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of September 30, 2016, approximately $388,951, or 39%, of our total $1,002,328 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 61% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 2.83%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of September 30, 2016. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 18 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the six months ended September 30, 2016.
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
We used September 30, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the cannels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of September 30, 2016 and December 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
September 30, 2016	$(2,047)	$829
December 31, 2015	$(1,771)	$86
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have a MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of September 30, 2016, refer to Note 10, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the six months ended September 30, 2016, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2015 and, at September 30, 2016, mortgage rates were lower than they were at December 31, 2015. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of September 30, 2016, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
September 30, 2016	$(81,500)	$(41,197)	$(19,085)	$15,758	$29,650	$53,651
December 31, 2015	$(87,458)	$(39,339)	$(18,650)	$16,992	$32,200	$56,414
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2016, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in the "Litigation" section of Note 14, "Commitments and Contingencies" to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties which may have a material adverse effect on our business, financial condition and results of operations, as discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016. There have been no material changes from the risks previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stonegate Mortgage Corporation
Registrant

Date: November 4, 2016	By:	/S/ Carrie P. Preston
Carrie P. Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Third Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

4.2	Form of Indenture (incorporated by reference to Exhibit 4.5 of Stonegate Mortgage Corporation S-3 filed January 14, 2015 (File No. 001-201507))

10.1†	Stonegate Mortgage Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex I to the 2016 Proxy Statement on Schedule 14A filed on May 19, 2016)

10.2†	Amendment No. 1 to the Stonegate Mortgage Corporation 2013 Non-Employee Director Plan (incorporated by reference to Annex II to the 2016 Proxy Statement on Schedule 14A filed on May 19, 2016)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Indicates management contract or compensation plan