Form 10-K
period 2016-12-31
STONEGATE MORTGAGE CORP
filed 2017-03-09
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $41,939,772 based on the closing sale price of $3.36, as reported on the New York Stock Exchange.
As of March 1, 2017, 25,854,022 shares of the registrant's common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's Proxy Statement or Form 10-K/A.

Stonegate Mortgage Corporation
Annual Report on Form 10-K
For the Year Ended December 31, 2016

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

•	detail and benefits of the proposed Merger between the Company and Home Point Financial Corporation and the anticipated timing of the Merger.

References in this Annual Report on Form 10-K to the terms "we," "our," "us," "Stonegate" or the "Company" refer to Stonegate Mortgage Corporation and its consolidated subsidiaries, as the context requires.

 PART I

ITEM 1. BUSINESS

Overview

Stonegate Mortgage Corporation, an Ohio corporation, is a leading, non-bank mortgage company focused on originating, financing and servicing U.S. residential mortgage loans. The Company was initially incorporated in the State of Indiana in January 2005. As a result of an acquisition and subsequent merger with Swain Mortgage Company ("Swain") in 2009, the Company is now an Ohio corporation. The Company’s headquarters is in Indianapolis, Indiana. We operate as an intermediary between residential mortgage borrowers and the ultimate investors of mortgages through originating, financing, and servicing U.S. residential mortgages. Our integrated and scalable residential mortgage banking platform includes a diversified origination business which includes a network of third party originators consisting of mortgage brokers, mortgage bankers and financial institutions (banks and credit unions), a retail branch network and a direct to consumer call center. We are committed to delivering consistent and sustainable value to our shareholders by constantly improving our overall quality and compliance, maximizing our overall efficiency, productivity, and effectiveness and enhancing our customer and associate satisfaction levels.

We predominantly transfer mortgage loans into pools of Government National Mortgage Association ("Ginnie Mae" or "GNMA") mortgage backed securities ("MBS") and sell mortgage loans to the Federal National Mortgage Association ("Fannie Mae" or "FNMA") and the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"). Both FNMA and FHLMC are considered government-sponsored enterprises ("GSEs"). We typically retain the right to service the mortgage for GNMA, FNMA and FHLMC. We also sell mortgage loans to over a dozen other third-party investors in the secondary market and provide short-term financing through our NattyMac, LLC ("NattyMac") subsidiary to third party correspondent lenders. As of December 31, 2016, we were licensed to originate and service residential mortgage loans in 48 states and the District of Columbia, and we are an approved Seller/Servicer of FNMA, FHLMC and GNMA.

Proposed Merger with Home Point Financial Corporation

On January 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Point Financial Corporation, a New Jersey Corporation (“Home Point Financial”) and Longhorn Merger Sub, Inc. an Ohio corporation and wholly owned subsidiary of Home Point Financial (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). Under the terms of the Merger Agreement, each outstanding share of our common stock (other than certain excluded shares) will be converted into the right to receive $8.00 in cash, without interest, less any applicable tax withholdings, which represents a per share premium of approximately 61 percent over our 90-day volume weighted average price on January 26, 2017 and 34 percent over our closing price per share on January 26, 2017.

The Company's Board of Directors unanimously approved the Merger following a comprehensive review of the transaction and strategic alternatives. The Merger is subject to certain customary closing conditions, including, among other things, approval by the Company's stockholders and regulatory approvals. The Merger is expected to close by the end of the second quarter of 2017.

In connection with the Merger Agreement entered into by the Company on January 26, 2017, the Board of Directors of the Company adopted a Tax Asset Protection Plan (the “Plan”) with Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. The Plan is designed to protect the Company's tax assets during the period prior to the closing of the Merger. As of December 31, 2016, the Company had approximately $183.0 million in net operating loss carryforwards for U.S. federal income tax purposes.

Reportable Segments

We operate three identifiable business segments: Originations, Servicing and Financing. This determination is based on our current organizational structure, which reflects how our chief operating decision maker evaluates the performance of our business. Our mortgage origination business generates income primarily through origination fees and gains upon the sale of mortgage loans sourced through our correspondent, wholesale and retail channels. We also provide financing to our correspondent customers and others while they are accumulating loans prior to selling them to aggregators, including ourselves, through our mortgage financing business and we earn interest and fee income for these services. We also have the ability to retain the mortgage servicing rights ("MSRs") on the loans we sell and to create a recurring servicing income stream in our mortgage servicing business. We believe our three segments are complementary and provide us with the ability to effectively and efficiently source, finance, sell and service mortgage loans. A description of each business segment is presented below with further details and discussion of each segments results of operations and total assets presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results from Continuing Operations” and Item 8, "Consolidated Financial Statements, Note 22, Segment Information" of this Annual Report on Form 10-K.
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

We are committed to providing our customers with the tools and resources they need to be successful in today's marketplace. During 2015 and 2016, we invested in our technology platform in a dedicated effort to increase efficiencies throughout our origination business, meet the regulatory compliance demands, improve quality and maintain high underwriting standards, and to deliver a superior mortgage product, with exceptional customer service, which distinguishes us from our competitors. We plan to continue to grow our mortgage origination business through this exceptional customer service within our existing portfolio and markets.
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

We originate residential mortgage loans through three channels: correspondent, wholesale and retail. We have continued to diversify our origination business in order to be successful in multiple market scenarios. While the channels are diverse, we constantly focus on quality control and maintaining high underwriting standards. We perform diligence on and underwrite loans through our proprietary technology platform, Stonegate Connect, an integrated, automated risk-based due diligence engine that automates the review process by applying business rules specific to the loan and the seller. We analyze credit, collateral and compliance risk on every loan on a pre-funding or a pre-purchase basis in order to ensure that each loan meets our investors’ standards and any applicable regulatory rules. We also capture loan data and documents associated with the loan from application through sale/securitization and servicing, giving us the ability to run additional business rules that provide indication of loan performance. We believe that the ability to offer greater transparency and data to institutional investors that purchase our loans or securities backed by our loans will provide us with a substantial advantage over our competitors in our sales executions as the mortgage market continues to evolve and we grow our whole loan sales to non-agency investors or we begin to securitize our own non-agency mortgage loans.

Our three mortgage loan originations channels are discussed in more detail below.

Correspondent Channel

We acquire newly originated loans conforming to the underwriting standards of the GSEs or government agencies as well as non-agency mortgage loans conforming to the standards of our investors from our network of correspondents across 48 states plus the District of Columbia. We identify our correspondent customers through a team of relationship managers who are responsible for building and maintaining customer relationships and ensuring that we receive an adequate share of their origination volume. We offer our correspondents access to a state-of-the-art technology platform (Stonegate Connect), and warehouse funding through our financing platform NattyMac, through a separate approval process, that offers benefits when selling loans to Stonegate Mortgage. In return, our correspondents provide us with high quality products that meet our underwriting standards and those of our investors. We track the performance of our correspondents on a score-card and terminate relationships where quality and other requirements are not met. We believe that our programs offer correspondents an attractive value proposition, including greater access to capital and liquidity, as they seek to maintain and grow their businesses.

We conduct financial, operational and risk reviews of each correspondent prior to initially approving them as a customer and on an annual basis to ensure compliance with our guidelines and those of the various agencies that regulate our business. In addition, we conduct background and financial reviews of the principals and their mortgage loan officers. Lastly, our purchase agreements with correspondents include standard representations and warranties to further support the quality of our underwriting and origination process. Our growth has been driven by adding new correspondents as well as deepening relationships with existing correspondents. Our correspondent channel represented 64%, 64% and 66% of our mortgage originations for the years ended December 31, 2016, 2015 and 2014, respectively. Originations for this channel were $6.0 billion in 2016, $7.2 billion in 2015 and $7.9 billion in 2014. The decrease in percentage of our overall portfolio partially arises from increased pricing competition within the channel. To offset the impact of increased competitive pricing within this channel, we will focus our future efforts on re-engaging established dormant customers to further increase our origination volume with them. We believe that as we continue to increase our coverage of correspondents, and mature in existing as well as enter new markets, we will continue to increase our correspondent loan volume.

Wholesale Channel

We provide a variety of agency, government insured and non-agency mortgage loan products to approved brokers to allow them to better service their borrowers. Before approving a mortgage broker for business, we focus on several attributes including origination volume, quality of originations and tangible net worth. We also conduct financial and background checks on the principals and their mortgage loan officers through various third-party sources. Once we begin acquiring loans from our mortgage brokers, we track the performance of the loans on an on-going basis and terminate business relationships if the loans consistently do not perform or if there is evidence of misrepresentation. During the year ended December 31, 2016, we did not terminate any significant relationships due to our continued focus on underwriting loans and ensuring compliance with policies. We expect to see a continued increase in our non-agency mortgage loan originations, which provide innovative products that meet borrowers' demands and investors' return thresholds. Accordingly, we expect we will expand our settlements of non-agency loans through sales to the whole loan market or private label securitizations to third party investors at a future date.

Through our wholesale channel, we originate loans through a network of approximately 594 non-exclusive relationships with various approved mortgage companies and mortgage brokers. This channel accounted for 23%, 23% and 24% of our originations from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively. Originations from continuing operations for this channel were $2.1 billion in 2016, $2.6 billion in 2015 and $2.8 billion in 2014. Mortgage brokers identify applicants, help them complete a loan application, gather required information and documents and act as our liaison with the borrower during the lending process. We review and underwrite an application submitted by a broker, accept or reject the application, determine the range of interest rates and other loan terms, and fund the loan upon acceptance by the borrower and satisfaction of all conditions to the loan in much the same manner as our retail channel. By relying on brokers to market our products and assist the borrower throughout the loan application process, we can increase loan volume through our wholesale channel with proportionately lower investment in overhead costs compared with the costs of increasing loan volume through loan originations in our distributed retail channels.

Retail Channel

In this channel, mortgage advisors, as employees of Stonegate, either originate loans through their relationships with local real estate agents, builders, telemarketers and other local contacts in one of our retail branch offices, or work in our Stonegate Direct division, a call center that purchases leads for mortgage loans and works directly with consumers over the phone. During the year ended December 31, 2015, we decreased our retail branch footprint, to better manage the expenses associated with retail originations. As of December 31, 2016, our retail channel primarily operated through 12 retail offices across 7 states as compared to 21 retail offices across 11 states as of December 31, 2015. This channel accounted for 13%, 13% and 10% of our originations from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively. Originations from continuing operations for this channel were $1.2 billion in 2016, $1.5 billion in 2015 and $1.2 billion in 2014. With our remaining physical branch locations, we continue to focus on increasing our profitability through the hiring of additional advisors and leveraging within existing markets. Stonegate Direct provides consumers across the United States with direct access to mortgage advisors to facilitate nonstop access to our mortgage products and services. The creation of this division greatly enhances and simplifies the customer experience and home loan application process for qualified customers by providing quick, secure, online access for homebuyers and those looking to refinance. The creation of this division is part of our initiative to deliver a superior mortgage product and exceptional customer service that are our points of distinction from competitors in the marketplace.

Mortgage Servicing

Our mortgage servicing business is organized to maintain a high quality servicing portfolio and keep delinquency rates below the industry average. We perform loan administration, collection and default activities, including the collection and remittance of loan payments, responding to customer inquiries, investor accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and our property dispositions. We focus on optimizing our operating platform technology, external interfaces related to the support of our default areas and continuous review of our internal processes to increase efficiencies, improve our performance quality, meet regulatory compliance demands, and support our ability for continued growth.

Our servicing model, along with Stonegate Direct, is very focused on “recapture,” which involves actively working with existing borrowers to refinance their mortgage loans with Stonegate if it is advantageous for the borrower. When a loan is paid off or refinanced with a different lender, we lose the servicing fees on the loan, so our ability to recapture loans successfully is important to the longevity of our servicing cash flows. Because the refinanced loans typically have lower interest rates or lower monthly payments, and, in general, subsequently refinance more slowly and default less frequently, these refinancings also typically improve the overall quality of our servicing portfolio.

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

We service loans using a model designed to improve loan performance and reduce loan defaults and foreclosures. Our servicing portfolio consists of MSRs we retain from loans that we originate and MSRs we acquire from third party originators, including in transactions facilitated by GSEs. The loans we service are typically securitized by us, i.e., the loans have been pooled together with multiple other loans and interests have been sold to third party investors that are secured by loans in the securitization pool. We are prepared to act either as a retainer or a seller, and/or subservicer, of MSRs, depending on existing market conditions and our liquidity needs. We successfully executed on this strategy by selling nearly $6.9 billion, $8.8 billion and $3.8 billion in MSRs during the years ended December 31, 2016, 2015 and 2014, respectively.

The table below contains information related to the mortgage loans in our servicing portfolio as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Servicing portfolio ($UPB in thousands)	$16,286,839	$17,520,731
Weighted average coupon	3.72%	4.02%
Weighted average age (in months)	17	16
90+ day delinquency rate	0.83%	0.60%
Weighted average FICO score	722	725
Gross constant prepayment rate [1]	17.11%	18.00%
1 Represents the rate at which a pool of mortgage loans' remaining balance is prepaid each month. The rate is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.
Mortgage Financing
Our fully integrated financing platform, known as NattyMac, is a wholly-owned subsidiary providing warehouse financing to Stonegate Mortgage correspondent customers and other approved mortgage bankers. Natty Mac allows us to leverage our proprietary technology and our existing due diligence and underwriting processes to efficiently underwrite the warehouse lines of credit it provides for its customers. We believe that NattyMac is highly scalable with little additional fixed cost investment needed to grow our customer base. This also creates an additional source of funding for our correspondents to originate mortgage loans that meet our underwriting requirements and are eligible for purchase by Stonegate Mortgage, as well as other investors. We are currently financing NattyMac’s warehouse lending operations by selling a participating interest in the warehouse line of credit to an approved third party institution.
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
As of December 31, 2016, NattyMac had 102 approved warehouse customers, with commitments of $561.3 million.

Significant Transactions and Recent Developments
(Dollar Amounts In Thousands or As Otherwise Stated Herein)

MSR Sales

In 2015, we entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The sales occurred monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

On June 30, 2016, we completed a bulk sale of MSRs with an underlying unpaid principal balance of $5.1 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs.

On September 30, 2016, we completed a bulk sale of MSRs with an underlying unpaid principal balance of $1.2 billion in GNMA loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any FNMA and FHLMC MSRs, which have a different historical performance than GNMA MSRs.

Finance Related Transactions

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

On March 1, 2016, we amended our mortgage repurchase financing with EverBank to decrease the amount available under the line from $150,000 to $125,000, and decrease the MSR sublimit from $70,000 to $60,000. On October 24, 2016, we amended this facility to extend the maturity date to January 7, 2017. On January 6, 2017 we amended our mortgage repurchase financing agreement with EverBank to extend the maturity date to January 5, 2018.

On June 3, 2016, we amended our mortgage repurchase financing agreement with Bank of America, N.A. to extend the maturity date to July 8, 2016, which was subsequently extended through August 5, 2016. On August 3, 2016, we renewed and amended this agreement to extend the maturity date to August 2, 2017.  The renewed agreement has a repurchase facility size of $200,000 and a gestation facility size of $225,000.  The repurchase and gestation facility sizes were $250,000 and $300,000, respectively, prior to the renewal.

On June 17, 2016, we amended our operating line of credit agreement with Merchants to temporarily increase the maximum borrowing capacity from $5,000 to $10,000 through August 31, 2016, which was extended on August 30, 2016 through November 15, 2016 when it reverted back to $5,000. On November 30, 2016, we renewed at $10,000 through January 15, 2017, reverting to $5,000 after January 15, 2017 through the remainder of the renewal period. On December 31, 2016 we renewed our operating line of credit agreement with Merchants at $10,000 through the remainder of the term set for July 31, 2017.

On July 29, 2016, we amended our master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2017.

On December 15, 2016, we amended our master repurchase agreement with Barclays to extend the maturity date to February 20, 2017.

Employees
As of December 31, 2016, we had 863 employees, all of whom are based in the United States. We are not aware that any of our employees is a member of any labor union, we are not subject to any collective bargaining agreement, and we have never experienced any business interruption as a result of any labor dispute.
Regulation
Our business is subject to extensive federal, state and local regulation. Our loan originations, loan servicing and debt collection operations are primarily regulated at the state level by state licensing authorities and administrative agencies. Because we do business in 48 states and the District of Columbia, we, along with certain of our employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer, mortgage loan originator and/or debt default specialist, pursuant to applicable state law. These laws typically require that we file applications and pay certain processing fees to be approved to operate in a particular state, and that our principals and loan originators be subject to background checks, administrative review and continuing education requirements. Our mortgage servicing business is licensed (or maintains an appropriate statutory exemption) to service mortgage loans in 48 states and the District of Columbia. Our retail loan origination channel is licensed to originate loans in the states in which it operates, and our direct origination channel is licensed to originate loans in 44 states and the District of Columbia. From time to time, we receive requests from states and other agencies for records, documents and information regarding our policies, procedures and practices regarding our loan originations, loan servicing and debt collection business activities, and we are subject to periodic examinations by state regulatory agencies. We incur ongoing costs to comply with these licensing requirements.
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

We continue to evaluate all aspects of the Dodd-Frank Act and the regulations issued thereunder. The burden associated with monitoring and complying with these regulations has increased our compliance costs and may restrict our origination and servicing operations, all of which could adversely affect our business, financial condition or results of operations. We continue to enhance and build our technology capabilities to drive greater efficiency in our compliance efforts.

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
Available Information
Our corporate website is www.stonegatemtg.com. The information contained on our corporate website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our corporate website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. These filings are also available to the public at the U.S. Securities and Exchange Commission’s (the “SEC”) Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

We also include on our corporate website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our corporate website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange ("NYSE").

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
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial condition and results of operations and negatively impact the price of our common stock.
As previously discussed, on January 26, 2017, the Company entered into the Merger Agreement with Home Point Financial and its wholly owned subsidiary, Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a subsidiary of Home Point Financial. In connection with the Merger, each outstanding share of our common stock (other than certain excluded shares) will be converted into the right to receive $8.00 in cash, without interest, less any applicable tax withholdings. The Merger is subject to the satisfaction of a number of conditions beyond our control, including regulatory approvals and other customary closing conditions. There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, financial condition and results of operations.
The Merger Agreement also contains certain customary termination rights, including the right for each of the Company and Home Point Financial to terminate the Merger Agreement if the Merger is not consummated by January 26, 2018 or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $7.25 million to Home Point Financial. If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without unexpected delays, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty about the effect of the Merger on employees, customers, brokers, vendors, and other third parties who deal with us may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, brokers, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, and competitors may target our existing customers by highlighting potential uncertainties and difficulties that may result from the Merger, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the Merger Agreement restricts us from taking certain actions without Home Point Financial’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets (including MSRs), making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to lawsuits relating to the Merger, which may impact the timing of the closing of the Merger and adversely impact our business.

The Company and our directors and officers may be subject to lawsuits relating to the Merger. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit.  One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed.  While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
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
The following is a summary of the loans we serviced as of December 31, 2016 by geographic concentration as measured by the total unpaid principal balance as of December 31, 2016:

(dollars in millions)	$ UPB	% of Total $UPB
California	$3,386	21%
Illinois	1,094	7%
Texas	1,082	7%
New Jersey	919	6%
Florida	874	5%
Indiana	791	5%
Ohio	714	4%
North Carolina	613	4%
Missouri	595	4%
Georgia	544	3%
All other states	5,675	34%
Total	$16,287	100%
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
We originate and sell FHA, VA and USDA loans. The origination of FHA, VA and USDA loans represented approximately 57%, 55% and 43% of the dollar value of loans originated, including originations resulting from discontinued operations, during the years ended December 31, 2016, 2015 and 2014, respectively. The housing finance reform contemplated by the Obama administration may impact the lending qualification and limits of these programs, which may adversely impact our volume of FHA, VA and USDA loan originations in the future and may increase the price of our mortgage insurance premiums or otherwise adversely affect our business, financial conditions and results of operations.

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
MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. ("MERS"), a wholly-owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

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

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources. Our servicing portfolio, measured in unpaid principal balance, has grown from approximately $1.3 billion at December 31, 2011 to approximately $16.3 billion at December 31, 2016. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the mortgage lending market and legal, accounting and regulatory developments relating to all of our business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:

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
As discussed further in "Regulation" in Item 1 of this Annual Report on Form 10-K, the ongoing implementation of the Dodd-Frank Act, including the implementation of the new origination and servicing rules by the CFPB and the CFPB’s continuing examination of our industry, will increase our regulatory compliance burden and associated costs and place restrictions on our originations, servicing and financing operations, which could in turn adversely affect our business, financial condition and results of operations.
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
At December 31, 2016, we serviced adjustable rate mortgage loans that represented 1.12% of our total servicing portfolio. Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upwards adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase the cost of servicing the mortgage loans we service and reduce the number of mortgage loans we service.
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
Our business could suffer if we fail to attract and retain a highly skilled workforce, including our senior executives.
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

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.
ITEM 2. PROPERTIES
The following table sets forth information related to our primary operating facilities at December 31, 2016. In addition to the facilities listed in the table below, we also lease small offices (retail branches and executive suites) throughout the United States.

Location	Owned/Leased	Square Footage
Principal executive office:
Indianapolis, Indiana -- Corporate Headquarters	Leased	77,421
Business operations and support offices:
Lake Forest, California	Leased	39,870
Clearwater, Florida	Leased	32,533
Dallas, Texas	Leased	22,470
Creve Coeur, Missouri	Leased	14,364
Scottsdale, Arizona	Leased	12,717
Oak Brook, Illinois	Leased	9,192
Greenwood, Indiana	Leased	7,548
Columbus, Ohio	Leased	4,264
Indianapolis, Indiana	Leased	3,750

Of the above locations, Dallas, Texas houses our Servicing business, while our Financing business is based in Clearwater, Florida which also includes some of our Originations business. All other locations, with the exception of our Indianapolis, Indiana locations which are devoted to corporate operations and risk compliance, support our Originations business.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings at December 31, 2016, see the "Litigation" section of Note 18, "Commitments and Contingencies" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock are listed and traded on the NYSE under the symbol "SGM". The following table sets forth for the periods presented the high and low sales prices for our common stock on the NYSE:

	High	Low
2016
First Quarter	$5.74	$3.71
Second Quarter	6.06	3.35
Third Quarter	4.58	3.24
Fourth Quarter	5.97	4.02
2015
First Quarter	$11.92	$9.50
Second Quarter	11.56	9.76
Third Quarter	10.17	6.28
Fourth Quarter	7.53	4.63

As of March 1, 2017, there were 25,854,022 shares outstanding and 757 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, the Russell 2000 Market Index and the S&P Diversified Financials Market Index from October 10, 2013 (the date our common stock began trading on the NYSE) through December 31, 2016. This graph assumes an initial investment of $100 on October 10, 2013 in each of our common stock, the Russell 2000 Market Index and the S&P Diversified Financials Market Index (and the reinvestment of all dividends).
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

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial information of Stonegate. The selected historical consolidated financial data as of December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015 and 2014, has been derived from, and should be read together with, our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements for those years, which are not included in this Annual Report on Form 10-K. Results for all periods consider discontinued operations presentation. There were no results of discontinued operations for the years ended December 31, 2013 and 2012, as the retail branches sold or disposed of were not established until 2014 and beyond. Amounts presented for basic and diluted earnings per share reflect the impact of our stock dividend of 12.861519 additional shares of our common stock for each share of our common stock that was outstanding on May 14, 2013.
You should read this selected financial data along with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

(In thousands, except per share data)	As of and for the Years ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data
Revenues:
Gains on mortgage loans held for sale, net	$118,226	$141,819	$133,390	$83,327	$71,420
Change in MSRs valuation	(12,666)	(30,395)	(55,842)	22,967	—
Payoff and principal amortization of MSRs portfolio	(34,247)	(41,529)	(23,735)	(8,545)	—
Loan origination and other loan fees	21,433	23,956	24,581	21,227	9,871
Loan servicing fees	50,233	54,772	44,407	22,204	5,908
Interest and other income	32,980	34,117	35,236	16,767	5,257
Expenses:
Salaries, commissions and benefits	95,438	116,341	116,200	72,475	32,737
General and administrative expense	29,854	32,260	34,545	22,773	7,717
Interest expense	27,263	31,063	26,007	14,426	6,239
Impairment of MSRs	—	—	—	—	11,698
Amortization of MSRs	—	—	—	—	3,679

(Loss) income from continuing operations, net of tax	(3,082)	(16,241)	(25,428)	22,598	17,085
(Loss) income from discontinued operations, net of tax	—	(6,029)	(5,251)	—	—
Net (loss) income	(3,082)	(22,270)	(30,679)	22,598	17,085

Basic (loss) earnings per share from continuing operations	(0.12)	(0.63)	(0.99)	1.61	5.31
Diluted (loss) earnings per share from continuing operations	(0.12)	(0.63)	(0.99)	1.32	2.26
Balance Sheet Data
Cash and cash equivalents	$26,258	$32,463	$45,382	$43,104	$15,056
Mortgage loans held for sale, at fair value	578,390	645,696	1,048,347	683,080	218,624
MSRs, at fair value	211,532	199,637	204,216	170,294	—
MSRs, at lower of amortized cost or fair value	—	—	—	—	42,202
Total assets	1,176,742	1,280,626	1,596,551	989,889	309,606
Secured borrowings - mortgage loans	277,789	492,799	592,798	342,393	102,675
Secured borrowings - MSRs	56,898	77,069	75,970	—	—
Secured borrowings - eligible GNMA loan repurchases	24,738	37,615	—	—	—
Mortgage repurchase borrowings	371,534	279,421	472,045	223,113	100,301
Warehouse lines of credit	170	1,306	1,374	7,056	—
Total liabilities	916,793	1,018,998	1,316,476	682,388	254,357
Total stockholders' equity	259,949	261,628	280,075	307,501	55,249
Other Data
Origination volume	$9,363,003	$11,238,041	$11,975,133	$8,706,887	$3,449,407
Servicing portfolio ($UPB)	$16,286,839	$17,520,731	$18,336,745	$11,923,510	$4,145,340

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(Dollars In Thousands, Except Per Share Data or As Otherwise Stated Herein)

The following discussion should be read in conjunction with Part I, Item 1 “Business” and our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Concerning Forward-Looking Statements” and the risks and uncertainties described in Part I, Item 1A. “Risk Factors.”

During 2015, the Company disposed of certain retail branches, or components of its Originations segment, and the assets associated with them, either through sale or disposal other than by sale. The results of operations related to these disposed retail branches have been classified as discontinued operations for all periods presented in this report. The terms “earnings” and “loss” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MDA”) refer to income (loss) from continuing operations, unless otherwise stated.

Performance Summary

The following highlights our performance from continuing operations for the years ended December 31, 2016 and 2015.

	Years Ended December 31,		Change
	2016	2015	$	%
Mortgage loan originations	$9,363,003	$11,238,041	$(1,875,038)	(17)%
Gain on sale revenue	118,226	141,819	$(23,593)	(17)%
Gain on sale revenue, bps[1]	126	126	—	—%
Total Expenses related to Originations segment, bps[1]	137	134	3	2%
Total Expenses related to Servicing segment, bps[2]	11	13	(2)	(15)%

	As of		Change
	December 31, 2016	December 31, 2015	$	%
Mortgage Service Portfolio ("UPB")	$16,286,839	$17,520,731	$(1,233,892)	(7)%
1Bps as a percentage of origination volume for applicable period.
2Bps as a percentage of our average servicing portfolio for applicable period.

Highlights of our financial and operating results from continuing operations for the year ended December 31, 2016 (“Current Period”) as compared to December 31, 2015 (“Prior Period”) include the following. For additional discussion and analysis of these results, see “Results of Operations” and “Liquidity and Capital Resources” included in this MDA:

Consolidated highlights

•	Net loss of $3,082, or $0.12 per diluted share, for the Current Period as compared to a net loss of $16,241, or $0.63 per diluted share, for the Prior Period

•	Maintained adequate liquidity position with cash and cash equivalents of $26,258 as of December 31, 2016 as compared to $32,463 as of December 31, 2015

•	Reduced MSR debt by $20,171, or 26%, to $56,898 as of December 31, 2016 as compared to December 31, 2015

•
Total assets decreased $103,884, or 8%, during the Current Period as compared to the Prior Period. Total liabilities decreased $102,205, or 10%, during the Current Period as compared to the Prior Period. Changes in the composition and balance of our assets and liabilities during the Current Period are attributable to lower volume of loans originated during the Current Period compared to the Prior Period, as well as sales within our MSRs portfolio.

Originations segment highlights

•	Pre-tax income of $28,901 for the Current Period as compared to $41,853 for the Prior Period

•	Total originations of $9.36 billion during the Current Period as compared to $11.24 billion during the Prior Period

•	Total expenses during the Current Period down 15% from the Prior Period

•
Gains on mortgage loans held for sale, net during the year ended December 31, 2016 were 125 bps of loan originations compared to 127 bps for the year ended December 31, 2015, increases in cash margins, lower provision for repurchases, direct loan origination costs and more favorable fair market value change of the interest rate lock commitments and loans held for sale partially offset by decrease in MSR capitalization rate was offset by basis point.

Servicing segment highlights

•	Pre-tax loss of $12,532 for the Current Period as compared to $42,285 for the Prior Period

•	Completed $6.90 billion of MSR sales for a realized gain of $5,514 during the Current Period

•	Total expenses during the Current Period down 27% from the Prior Period

•	Servicing UPB of $16.29 billion with a weighted average coupon of 3.72% as of December 31, 2016 as compared to $17.52 billion with a weighted average coupon of 4.02% as of December 31, 2015

Financing segment highlights

•	Pre-tax income of $3,324 for the Current Period as compared to $1,207 for the Prior Period

•	Total funded loans of $4.73 billion during the Current Period as compared to $3.22 billion during the Prior Period

•	Funding fee income of $1.8 million during the Current Period, an increase of $546 thousand, or 45%, from the Prior Period

•	An increase of 12% in total revenues, while also decreasing expenses by 16% during the Current Period as compared to the Prior Period

Proposed Merger with Home Point Financial Corporation

On January 26, 2017, the Company entered into the Merger Agreement with Home Point Financial and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving entity. Under the terms of the Merger Agreement, each outstanding share of our common stock (other than certain excluded shares) will be converted into the right to receive $8.00 in cash, without interest, less any applicable tax withholdings, which represents a per share premium of approximately 61 percent over our 90-day volume weighted average price on January 26, 2017 and 34 percent over our closing price per share on January 26, 2017.

The Company's Board of Directors unanimously approved the Merger following a comprehensive review of the transaction and strategic alternatives. The Merger is subject to certain customary closing conditions, including, among other things, approval by the Company's stockholders and regulatory approvals. The Merger is expected to close by the end of the second quarter of 2017.

In connection with the Merger Agreement entered into by the Company on January 26, 2017, the Board of Directors of the Company adopted a Tax Asset Protection Plan (the “Plan”) with Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. The Plan is designed to protect the Company's tax assets during the period prior to the closing of the Merger. As of December 31, 2016, the Company had approximately $183.0 million in net operating loss carryforwards for U.S. federal income tax purposes.
Recent Developments and Significant Transactions

We have continued to execute our strategies in each segment through development of new investor and product offerings, a focus on higher margin volume, improvement of operating expense efficiencies, and selling MSRs when the market conditions are favorable. Our MSRs are primarily created through our originations channels.

We continue to enter into strategic sale and financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. In 2015, we entered into a flow sale agreement for the sale of MSRs in GNMA loans to an unrelated party. The flow sales occurred monthly during the covered period, from September 2015 through April 2016. The characteristics of the pools sold were similar to those associated with the Company's current GNMA production. For additional discussion related to our MSR sales and amendments to our existing financing arrangements completed during 2016, please refer to Part I, Item 1 “Business - Significant Transactions and Recent Developments” included in this Annual Report on Form 10-K.

Market Considerations, Recent Industry Trends and Outlook

Mortgage Originations and Financing

Today’s U.S. residential mortgage loan origination sector primarily offers conventional agency and government conforming mortgage loans. Residential mortgage origination volume is impacted by changes in interest rates and housing market dynamics. Origination volume in 2015 was estimated at $1.72 trillion, according to an average estimates from industry sources (Fannie Mae, Freddie Mac, and the Mortgage Bankers Association ("MBA")), and indicate that 2016 origination volume was $1.94 trillion, an increase of 13% over 2015, as the market continued to benefit from the low prevailing interest rates. Refinance volume was estimated at 47% of total origination volume in 2016.

The 30-year fixed mortgage rates remained below 4.5% throughout 2016, ending the year at 4.20%, according to Freddie Mac, resulting in strong industry-wide refinance volume. Interest rates began trending upward during the fourth quarter of 2016, and peaked for the year in mid-December. The 10-year treasury ended the year at 2.45%.

2016 purchase-driven origination volume was up slightly compared to prior year, despite persistently low homeownership rates relative to historical values. In 2016, the homeownership rate was 63.7% compared to a high of 69% in 2005. However, household formation continues to trend up as the younger generation “comes of age”; many of these potential first-time homebuyers could drive additional purchase demand in the future. A more robust purchase market helps alleviate the volatility of the mortgage market associated with refinance volume.

The U.S. residential mortgage industry continues to experience mixed trends in loan applications and activity in recent months. During 2015, the MBA Weekly Refinance Application Index increased from 1272.9 on December 25, 2015 to 1449.4 on December 21, 2016, but fluctuated significantly throughout the year. The MBA Weekly Purchase Application Index increased from 196.2 on December 25, 2015 to 232.9 on December 21, 2016. Applications serve as a leading indicator for mortgage originations as applications turn into originations within a couple months.

Reports issued by Fannie Mae, Freddie Mac and the MBA indicate an average forecast of $1.54 trillion for 2017 origination volume, of which approximately 30% will result from refinance activity.

Finally, there continues to be changes in legislation and licensing in an effort to simplify and protect the consumer mortgage loan experience, which have required, and will continue to require, technological changes and additional implementation costs for mortgage loan originators. Specifically, ongoing compliance with the Home Mortgage Disclosure Act ("HMDA") and Consumer Financial Protection Bureau ("CFPB"), and the implementation of new forms and related requirements to comply with the Truth In Lending Act ("TILA") and Real Estate Settlement Procedures Act ("RESPA") Integrated Disclosure rule ("TRID") has necessitated significant operational and technological expenses and changes for the entire mortgage origination industry, and for our mortgage origination business in particular. We expect legislative changes and enforcement of recently effective legislation will continue in the foreseeable future, which may increase related expenses for originators in the industry. For additional information, see the “Regulation” and "Risk Factors" sections of our 2016 Annual Report on Form 10-K.

Mortgage Servicing

The mortgage servicing industry is impacted by borrower delinquencies and foreclosure activity, and servicers require a high level of expertise to comply with ongoing mortgage servicing reform and standardization of servicing and foreclosure practices within the industry. The modification of processes to adopt any new servicing or foreclosure standards may cause an increase in servicing costs for servicers in the industry. For additional information, see “Regulation” within Part I, Item 1 "Business" of our 2016 Annual Report on Form 10-K.

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

In addition, adjusted net income (loss) from continuing operations, net of tax has limitations as an analytical tool, including but not limited to the following:

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
The table below reconciles net income (loss) from continuing operations, net of tax, to adjusted net income (loss) from continuing operations and diluted EPS (LPS) from continuing operations to adjusted diluted EPS (LPS) from continuing operations (which are the most directly comparable GAAP measures) for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,			2016 vs 2015 Change		2015 vs 2014 Change
	2016	2015	2014	$	%	$	%
(Loss) from continuing operations, net of tax	$(3,082)	$(16,241)	$(25,428)	$13,159	81%	$9,187	(36)%
Adjustments:
Changes in mortgage servicing rights valuation[1]	12,666	30,395	55,842	(17,729)	(58)%	(25,447)	(46)%
Stock-based compensation expense	1,403	3,823	3,253	(2,420)	(63)%	570	18%
Severance expense	—	1,735	—	(1,735)	(100)%	1,735	100%
Other non-routine expenses [2]	119	221	5,483	(102)	(46)%	(5,262)	(96)%
Tax effect of adjustments	(527)	(9,192)	(21,775)	8,665	94%	12,583	(58)%
Adjusted income from continuing operations, net of tax	$10,579	$10,741	$17,375	$(162)	(2)%	$(6,634)	(38)%

Diluted (loss) per share	$(0.12)	$(0.63)	$(0.99)	$0.51	81%	$0.36	(36)%
Adjustments:
Changes in mortgage servicing rights valuation	0.49	1.18	2.17	(0.69)	(58)%	(0.99)	(46)%
Stock-based compensation expense	0.05	0.15	0.13	(0.10)	(67)%	0.02	15%
Severance expense	—	0.07	—	(0.07)	(100)%	0.07	100%
Other non-routine expenses	0.01	0.01	0.21	—	—%	(0.20)	(95)%
Tax effect of adjustments	(0.02)	(0.36)	(0.85)	0.34	94%	0.49	(58)%
Adjusted diluted earnings per share	$0.41	$0.42	$0.67	$(0.01)	(2)%	$(0.25)	(37)%
1 Changes in valuation inputs and assumptions on MSRs includes a realized gain of $5,514, a realized loss of $7,034 and a realized gain of $1,082 on the sale of MSRs for the years ended December 31, 2016, 2015 and 2014, respectively.

2 For the year ended December 31, 2016, amount consists of results from discontinued retail branches. For the year ended December 31, 2015, amount consists primarily of expenses associated with the one-time write down of certain assets unrelated to our retail branch disposals. For the year ended December 31, 2014, amount consists primarily of guarantees and other compensation expense prior to the period of meaningful origination production.
Adjusted net income decreased $162, or 2%, during the year ended December 31, 2016, as compared to the year ended December 31, 2015. Adjusted diluted EPS decreased $0.01, or 2%, during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease was primarily attributable to a reduction in our gain on sale due to lower originations volume, reduced MSR capitalization rate and lower loan servicing fees. These decreases were offset with decreased amortization of MSRs expense related to payoffs and principal reductions experienced during the year and reduced operating expenses due to decreased headcount.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Our consolidated results of operations for the years ended December 31, 2016 and 2015 are presented below. We will then discuss the results of continuing operations separately from the results of discontinued operations for each respective period.

	Years Ended December 31,
	2016	2015	$ Change	% Change
Gains on mortgage loans held for sale, net	$118,226	$141,819	$(23,593)	(17)%
Changes in mortgage servicing rights valuation	(12,666)	(30,395)	17,729	58%
Payoffs and principal amortization of mortgage servicing rights	(34,247)	(41,529)	7,282	18%
Loan origination and other loan fees	21,433	23,956	(2,523)	(11)%
Loan servicing fees	50,233	54,772	(4,539)	(8)%
Interest and other income	32,980	34,117	(1,137)	(3)%
Total revenues	175,959	182,740	(6,781)	(4)%

Salaries, commissions and benefits	95,438	116,341	(20,903)	(18)%
General and administrative expense	29,854	32,260	(2,406)	(7)%
Interest expense	27,263	31,063	(3,800)	(12)%
Occupancy, equipment and communications	16,491	16,870	(379)	(2)%
Depreciation and amortization expense	10,114	7,980	2,134	27%
Total expenses	179,160	204,514	(25,354)	(12)%

(Loss) from continuing operations before income tax (benefit) expense	(3,201)	(21,774)	18,573	85%
Income tax (benefit)	(119)	(5,533)	5,414	(98)%
(Loss) from continuing operations, net of tax	(3,082)	(16,241)	13,159	81%
(Loss) from discontinued operations, net of tax	—	(6,029)	6,029	100%
Net (loss) attributable to common stockholders	$(3,082)	$(22,270)	$19,188	86%

Weighted average diluted shares outstanding (in thousands)	25,922	25,783	139	1%

Basic (loss) per share:
From continuing operations	$(0.12)	$(0.63)	0.51	(81)%
From discontinued operations	—	(0.23)	0.23	(100)%
Total basic (loss) per share	$(0.12)	$(0.86)	0.74	(86)%

Diluted (loss) per share:
From continuing operations	$(0.12)	$(0.63)	0.51	(81)%
From discontinued operations	—	(0.23)	0.23	(100)%
Total diluted (loss) per share	$(0.12)	$(0.86)	0.74	(86)%

Continuing Operations

Revenues
During the year ended December 31, 2016, total revenues from continuing operations decreased $6,781, or 4%, as compared to the year ended December 31, 2015. The decrease in revenues was predominantly the result of decreases in gains on mortgage loans held for sale, loan servicing fees, interest and other income and loan origination and other loan fees, partially offset by a lower negative change in the fair value of our MSRs and a decline in loan payoffs and principal amortization of MSRs.

Our gains on mortgage loans held for sale, net, from continuing operations, decreased $23,593, or 17%, during the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a 17% decrease in origination volume. Our gains on mortgage loans held for sale, net, from continuing operations during both the years ended December 31, 2016 and 2015 were 126 basis points of loan originations. The increase in basis point gain on sale was due primarily to increases in our government insured loan production, which generate higher revenue margins than our other loan products, partially offset by a lower MSR capitalization rate, as further discussed in the Originations Segment Results section.
The decrease in our loan servicing fees was a direct result of our lower average servicing portfolio of $16.46 billion during the year ended December 31, 2016 as compared to $18.00 billion during the year ended December 31, 2015. Our average loan servicing fees, as a percentage of our average servicing portfolio, were 31 and 30 bps for the years ended December 31, 2016 and 2015, respectively.

The decrease in interest and other income from continuing operations was primarily a result of the 17% decrease in mortgage loan originations during the year ended December 31, 2016 as compared to December 31, 2015, as there is a direct correlation between interest and other income and mortgage loan origination activity.
Loan origination and other loan fees from continuing operations decreased primarily as a result of the decrease in the amount of loans originated during the year ended December 31, 2016 compared to the year ended December 31, 2015.

The value of our MSRs increased during the year ended December 31, 2016, driven primarily by the increases in market interest rates and the volatility of the yield curve during the year. Increasing interest rates generally result in increased
MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to decrease (mortgage loans prepay slower) and a steepening yield curve increases the expected value of interest and other income from the escrow balances we maintain. These factors also drove the decrease in the fair value of our MSRs during the year ended December 31, 2015, but to a greater extent. The increase in the current year was also driven by realized gains related to sales of mortgage servicing rights during the year ended December 31, 2016 of $5,514, primarily related to 1) the change in fair value of the underlying MSRs from the time of the transaction bid to the date the assets are derecognized; 2) estimated prepayment protection provisions; and 3) costs associated with the sales. During the year ended December 31, 2015, we realized losses on sales of MSRs of $7,034, net of such provisions and transaction costs.

The decline in payoffs and principal amortization of our MSRs was driven primarily by a 9% decrease in our average servicing portfolio, as well as a decrease in constant prepayment speeds from 18.00% during the year ended December 31, 2015 to 17.11% during the year ended December 31, 2016.
Expenses
Total expenses from continuing operations decreased $25,354, or 12%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. Total expenses have decreased due to lower salaries, commissions and benefits, as well as a 12% decline in interest expense primarily due to lower volume of mortgage loans originated and funded. This was partially offset by higher depreciation and amortization expenses primarily due to increased property and equipment and software expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting, and operations.

Salaries, commissions and benefits expense from continuing operations decreased $20,903, or 18%, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of decreased commission and incentive compensation expense related to the decline in origination volume and decreased salaries and payroll taxes due to reduced headcount. Our total headcount decreased from 927 employees at December 31, 2015 to 863 employees at December 31, 2016.

General and administrative expenses from continuing operations decreased $2,406, or 7%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. During the current period, the Company settled a certain legal matter, as discussed in Note 18 "Commitments and Contingencies." Concurrently with the recognition of the settlement in revenue, the Company recorded an impairment of $4,233, which represented the carrying value of the purchased loans at the time of the settlement. Excluding this impairment, general and administrative expenses decreased $6,639, which was primarily due to recent cost control focus, lower headcount, and less reliance on outside services. Significant declines occurred in outside services, dues and subscriptions, travel and entertainment expenses and a decrease in the provision for mortgage repurchases and indemnifications - change in estimate.
.

Interest expense from continuing operations decreased $3,800, or 12%, during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to decreased borrowings as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by a higher cost of funds related to LIBOR based borrowings. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

Depreciation and amortization expense from continuing operations increased $2,134, or 27%, during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased property and equipment and software expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting, and operations. Additionally, during the current period, we recognized incremental expense of $1,063 for the acceleration of the useful lives of assets related to certain of our loan origination and servicing systems as a result of our decision to replace these systems during 2017.

Occupancy, equipment and communication expenses from continuing operations decreased $379, or 2%, during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to decreased information technology costs resulting from our prior year investment in additional infrastructure to increase efficiencies and effectiveness within our systems.

We reported an income tax benefit from continuing operations of $119 for the year ended December 31, 2016, compared to $5,533 for the year ended December 31, 2015, with an effective tax rate of 3.7% and 25.4%, respectively. The income tax benefit from continuing operations for the year ended December 31, 2015 includes the impact of recording a $1,554 valuation allowance to offset our deferred tax assets, as we determined that it was more likely than not that a portion of our deferred tax assets will not be realized. Additionally, the decrease in the effective tax rate during the year ended December 31, 2016 is due to adjustments to state net deferred tax liabilities based on an increased state effective tax rate and provision to tax return adjustments.

In 2016, we released $657 of the valuation allowance after consideration of relevant current facts and circumstances and made a determination that the federal valuation allowance recorded in prior quarters during 2016 was no longer required. The remaining balance of $896 as of December 31, 2016 reflects the state valuation allowance. Reversal of the valuation allowance is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of December 31, 2016, we had total company federal and state net operating loss carryforwards of $182,979 and $142,143, respectively. In future periods, the allowance could be adjusted if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will or will not be realized.

Discontinued Operations

In 2015, we disposed of certain retail branches, or components of our Originations segment, either by sale or closure. We completed the closure of 62 of our retail branches as of December 31, 2015. Additionally, on October 29, 2015, we sold to an unrelated third party certain assets associated with 14 retail branches. The Company determined that the disposal of these retail branches met the criteria for being reported as discontinued operations under ASU No. 2014-08, and has been reclassified as such in our results of operations. There were no additional material amounts classified as discontinued operations during the year ended December 31, 2016. The following table provides the components of loss from discontinued operations, net of tax for the year ended December 31, 2015:

Year Ended December 31,
2015
Gains on mortgage loans held for sale, net	$28,117
Loan origination and other loan fees	4,091
Interest and other income	2,163
Total revenues	34,371

Salaries, commissions and benefits	30,294
General and administrative expense	4,874
Interest expense	1,555
Occupancy, equipment and communications	6,491
Depreciation and amortization expense	855
Total expenses	44,069

(Loss) from discontinued operations before income tax (benefit) expense	(9,698)
Income tax (benefit)	(3,669)
(Loss) from discontinued operations, net of tax	$(6,029)

During the year ended December 31, 2015, our net loss from discontinued operations was $6,029 and was primarily due to expenses related to salaries, commissions and benefits, general and administrative, and occupancy, equipment and communications. These expenses were partially offset by gains on mortgage loans held for sale, net and other revenue associated with the discontinued operations.

Originations
The following table sets forth the results of operations for the years ended December 31, 2016 and 2015 for our originations segment.

Years Ended December 31,

	2016	2015	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$117,068	$142,772	$(25,704)	(18)%
Loan origination and other loan fees	19,661	22,751	(3,090)	(14)%
Interest and other income	20,504	26,729	(6,225)	(23)%
Total revenues	157,233	192,252	(35,019)	(18)%

Expenses
Salaries, commissions and benefits	62,272	78,885	(16,613)	(21)%
General and administrative expense	10,306	13,851	(3,545)	(26)%
Interest expense	18,189	19,347	(1,158)	(6)%
Occupancy, equipment and communications	7,710	7,422	288	4%
Depreciation and amortization expense	7,837	5,581	2,256	40%
Corporate allocations	22,018	25,313	(3,295)	(13)%
Total expenses	128,332	150,399	(22,067)	(15)%
Income (loss) from continuing operations before taxes	$28,901	$41,853	$(12,952)	(31)%
Originations segment reported income from continuing operations before taxes of $28,901 during the year ended December 31, 2016, compared to $41,853 for the year ended December 31, 2015. This decrease was the result of a 17% decrease in mortgage loan originations offset by higher revenue margins from a strategic change in mix of originations to government insured loans.
Origination segment revenues
Gains on Mortgage Loans Held for Sale, Net
Our gains on mortgage loans held for sale, net, from continuing operations, during the year ended December 31, 2016 decreased $25,704 or 18% as compared to the year ended December 31, 2015 primarily due to a 17% decrease in mortgage loan originations. Our gains on mortgage loans held for sale, net during the year ended December 31, 2016 were 125 bps of loan originations compared to 127 bps for the year ended December 31, 2015. Gains on mortgage loans held for sale, net consisted of the following components for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016		2015		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$18,154	19	$15,979	14	$2,175
Capitalized servicing rights	112,102	120	146,763	131	(34,661)
Economic hedge results	856	1	(1,356)	(1)	2,212
Provision for repurchases	(2,649)	(3)	(3,007)	(3)	358
Direct loan origination costs[1]	(11,395)	(12)	(15,607)	(14)	4,212
Gains on mortgage loans held for sale, net	$117,068	125	$142,772	127	$(25,704)

1 Includes costs directly related to specified activities performed for a particular loan to facilitate the sale of such loan and the creation of the capitalized servicing right.
2 Shown as a percentage of originations.

The components of Gains on mortgage loans held for sale, net are described below.

Realized gains on sales of loans - Realized gains on sales of loans represent the difference between the actual sales proceeds received upon sale of the loans and Stonegate’s cost basis in acquiring/producing those loans, including loan discount fees, lender credits, yield spread premiums and servicing release premiums paid to correspondents. These items represent the components that factor into the pricing of the loans to our borrowers and represent the core “margin” elements of the loan sales. The increase in our realized gains on sales of loans during the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to improved margins from an increase in the percentage mix of government loan production which produces higher margins.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of an MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e. upon separation from the underlying loan during the loan sale). Utilizing a third party valuation model, the Company estimates this initial MSRs fair value at the time of sale using internally derived portfolio specific inputs and assumptions. The decrease in our capitalized servicing rights component for year ended December 31, 2016, as compared to the year ended December 31, 2015, relates to the decrease in our loan shipment volume and a decrease in the average rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. A decrease in loan origination volume results in a lower level of MSRs asset creation. The interest rate environment which we capitalize these servicing rights decreased for the majority of the year resulting in lower valuation at time of initial capitalization.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s interest rate lock commitments ("IRLCs") and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC, GNMA)
for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate. The increase in our economic hedge results for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily relates to favorable changes in the fair value of the loans held for sale driven by increased interest rates, partially offset by a lower notional value of interest rate lock commitments.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these representations and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain on sale line item. We expect that the provision for mortgage repurchases and indemnifications may fluctuate in relation to changes in our origination volume and mix of loan products originated; however, changing market conditions will also influence any trends in our provision. The decline in the provision for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is related to the decline in volume of loans originated and subsequently sold during the year and outstanding at December 31, 2016.

Subsequently, based on changing facts and circumstances or changes in certain estimates and assumptions, the reserve liability may be adjusted if there is a reasonable possibility that future losses may be different from the initial reserve liability, with a corresponding amount recorded to provision for mortgage repurchases and indemnifications - change in estimate within the general and administrative expense in the Consolidated Statements of Operations. As such, 2016 includes the release of $1,500 of the repurchase reserve, which is described further in Note 15, "Reserve for Mortgage Repurchases and Indemnifications," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The decrease in direct loan origination costs for the year ended December 31, 2016, as compared to the year ended December 31, 2015, relates to the decrease in mortgage loan origination volume.

Loan Origination and Other Loan Fees
Our loan origination and other loan fees from continuing operations during the year ended December 31, 2016 decreased $3,090, or 14%, compared to the year ended December 31, 2015, due to a 17% decrease in mortgage loan originations. However, our loan origination and other loan fees increased slightly on a per loan basis to $0.496 for the year ended December 31, 2016 from $0.467 for the year ended December 31, 2015 due to an increase in fees charged.

The following table illustrates mortgage loan originations by type for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016		2015
	$	% Total	$	% Total
Conventional	$3,814,286	41%	$4,591,744	41%
Government insured	5,380,652	57%	6,178,541	55%
Non-agency/Other	168,065	2%	467,756	4%
Total mortgage loan originations	$9,363,003	100%	$11,238,041	100%

The following is a summary of mortgage loan origination volume by channel for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016			2015
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	5,233	$1,189,065	13%	7,302	$1,533,254	13%
Wholesale	7,583	2,146,435	23%	9,027	2,550,580	23%
Correspondent	26,826	6,027,503	64%	32,405	7,154,207	64%
Total mortgage loan originations	39,642	$9,363,003	100%	48,734	$11,238,041	100%
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31, 2016
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$2,676	$6,032	$8,209	$42,802	$1,292	$61,011	1%
620-680	134,375	244,544	354,053	1,824,339	19,324	2,576,635	27%
681-719	199,575	324,874	346,109	1,109,895	14,919	1,995,372	21%
>719	1,131,243	1,372,006	682,304	1,517,704	26,728	4,729,985	51%
Total mortgage loan originations	$1,467,869	$1,947,456	$1,390,675	$4,494,740	$62,263	$9,363,003	100%
% Total	15%	21%	15%	48%	1%	100%

	Year Ended December 31, 2015
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$6,739	$10,112	$13,115	$95,008	$4,092	$129,066	1%
620-680	157,707	290,009	362,534	2,026,922	21,876	2,859,048	25%
681-719	239,606	410,834	363,524	1,415,444	22,035	2,451,443	22%
>719	1,283,478	1,787,783	786,908	1,907,774	32,541	5,798,484	52%
Total mortgage loan originations	$1,687,530	$2,498,738	$1,526,081	$5,445,148	$80,544	$11,238,041	100%
% Total	15%	22%	14%	48%	1%	100%

Interest and Other Income
Interest and other income from continuing operations related to our Originations segment decreased $6,225, or 23%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in interest and other income was primarily a result of lower average coupon rates during the year ended December 31, 2016, compared to the year ended December 31, 2015, and decreased mortgage loan originations, as there is a direct correlation between interest and other income and mortgage loan origination. The average coupon rate related to our Originations segment was 3.72% during the year ended December 31, 2016, compared to 3.84% during the year ended December 31, 2015.
Origination segment expenses

Salaries, Commissions and Benefits Expense
Salaries, commissions and benefits expense from continuing operations related to our Originations segment decreased $16,613, or 21%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. This decrease was primarily a result of decreased commissions and incentives related to the decreased volume of originations, and reduced salaries and related benefit costs due to the reduction of revenue-producing and support positions. Headcount related to our originations segment decreased from 592 employees at December 31, 2015 to 557 employees at December 31, 2016.

General and Administrative Expenses
General and administrative expenses from continuing operations related to our Originations segment decreased $3,545, or 26%, during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to management's focus on cost reductions, increased operational efficiencies and a decrease in the provision for mortgage repurchases and indemnifications - change in estimate.

Interest Expense
Interest expense from continuing operations related to our Originations segment decreased $1,158, or 6% during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by a higher cost of funds on borrowing lines tied to LIBOR. We expect that interest expense will move in direct correlation to changes in our origination trends and borrowings in future periods.

Depreciation and Amortization Expense
Depreciation and amortization expense from continuing operations related to our Originations segment increased $2,256, or 40%, during the year ended December 31, 2016, compared to the year ended December 31, 2015,  primarily due to increased capital expenditures during 2015 related to major additions to our information technology systems for regulatory compliance, accounting and operations. We expect to see continued increased expenses in our efforts to adhere to the increasing regulatory environment. Additionally, during the current period, we recognized incremental expense of $1,063 for the acceleration of the useful lives of assets related to certain of our loan origination and servicing systems as a result of our decision to replace these systems during 2017.

Servicing

The following table sets forth the results of operations for the years ended December 31, 2016 and 2015 for our servicing segment.

Years Ended December 31,
2016	2015	$ Change	% Change

Revenues
Gains on mortgage loans held for sale, net	$1,168	$(1,088)	$2,256	207%
Changes in mortgage servicing rights valuation	(12,666)	(30,395)	17,729	58%
Payoffs and principal amortization of mortgage servicing rights	(34,247)	(41,529)	7,282	18%
Loan servicing fees	50,233	54,772	(4,539)	(8)%
Interest and other income	618	124	494	398%
Total revenues	5,106	(18,116)	23,222	128%

Expenses
Salaries, commissions and benefits	6,518	8,200	(1,682)	(21)%
General and administrative expense	2,654	2,063	591	29%
Interest expense	2,760	7,904	(5,144)	(65)%
Occupancy, equipment and communications	1,663	1,976	(313)	(16)%
Depreciation and amortization expense	575	455	120	26%
Corporate allocations	3,468	3,571	(103)	(3)%
Total expenses	17,638	24,169	(6,531)	(27)%
Income (loss) from continuing operations before taxes	$(12,532)	$(42,285)	$29,753	70%

The Servicing segment incurred a loss before taxes of $12,532 during the year ended December 31, 2016, compared to $42,285 during the year ended December 31, 2015, due primarily to the change in our MSRs valuation, as discussed below, decreased amortization of MSRs expense related to payoffs and principal reductions experienced during the current period, coupled with lower expenses. The decrease in principal runoff was due to the higher interest environment present throughout the year ended December 31, 2016, during which refinance activity and prepayment speeds decreased. This was partially offset by lower loan servicing revenues resulting from a lower average mortgage servicing portfolio.

The following is a summary of certain metrics specific to the Servicing segment for the years ended December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Servicing Portfolio UPB	$16,286,839	$17,520,731
Number of Loans Serviced (units)	83,668	90,408
Weighted Average Coupon	3.72%	4.02%
Weighted Average Age (in months)	17	16
90+ day Delinquency Rate	0.83%	0.60%
Weighted Average FICO score	722	725
Weighted Average Servicing Fee (in basis points)	30	30
Capitalized Loan Servicing Portfolio	$211,532	$199,637
Capitalized Servicing Rate[1]	1.30%	1.14%
Capitalized Servicing Multiple	4.28	3.92
1Represents MSR value divided by ending UPB servicing portfolio.

	Years Ended December 31,
	2016	2015
Gross Constant Prepayment Rate[1]	17.11%	18.00%
Average Total Loan Servicing Portfolio	$16,455,791	$18,001,777
Average Capitalized Loan Servicing Portfolio	$170,740	$199,510
Payoffs and Principal Curtailments of Capitalized Portfolio	$3,089,366	$3,594,722
Sales of Capitalized Portfolio	$6,907,732	$8,731,001
1Represents the rate at which a pool of mortgage loans' remaining balance is prepaid each month. The rate is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.

Servicing segment revenues

Changes in Mortgage Servicing Rights Valuation
The improvement in the negative fair value adjustment during the year ended December 31, 2016 was driven primarily by the volatility in market interest rates and the yield curve during the year. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed.
During the year ended December 31, 2016, the weighted average coupon of our MSRs portfolio was lower in comparison to December 31, 2015 and mortgage rates were also lower on average during the year ended December 31, 2016 than they were at during the year ended December 31, 2015. In addition, there were several MSR sales between these two periods, which changed the mix and characteristics of the overall portfolio. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

The improvement was also driven by realized gains related to sales of mortgage servicing rights during the year ended December 31, 2016 of $5,514, primarily related to 1) the change in fair value of the underlying MSRs from the time of the transaction bid to the date the assets are derecognized; 2) estimated prepayment protection provisions; and 3) costs associated with the sales. During the year ended December 31, 2015, we realized a loss on sale of MSRs of $7,034, net of protection provisions and transaction costs.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio
Payoffs and principal amortization of our MSRs portfolio related to our Servicing segment represents the value of our portfolio run-off, including paid off loans. During the year ended December 31, 2016, this amount decreased the value of our MSRs by $34,247, compared to $41,529 during the year ended December 31, 2015, a difference of 18%. The decrease in run-off and paid off loans correlates with a 5% decrease in prepayment speeds from December 31, 2015 to December 31, 2016 as well as a 9% decrease in our average servicing portfolio.

Loan Servicing Fees
The following is a summary of loan servicing fee income by component for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Contractual servicing fees	$47,534	$51,775
Late fees	2,699	2,997
Loan servicing fees	$50,233	$54,772

Servicing fees as a percentage of average portfolio	0.31%	0.30%
Our loan servicing fees decreased to $50,233 during the year ended December 31, 2016 from $54,772 during the year ended December 31, 2015. The 8% decrease in our loan servicing fees was primarily the result of our lower average servicing portfolio $16.46 billion during the year ended December 31, 2016 compared to $18.0 billion during the year ended December 31, 2015. Our loan servicing fees, as a percentage of our average servicing portfolio, were 31 bps for the year ended December 31, 2016, compared to 30 bps for the year ended December 31, 2015.

Gains (Losses) on Mortgage Loans Held for Sale
During the year ended December 31, 2016, the Servicing segment recorded gains on mortgage loans held for sale of $1,168 compared to losses on mortgage loans held for sale of $1,088 for the year ended December 31, 2015. This relates to the loans we actually repurchased out of GNMA pools (versus those eligible for repurchase) in connection with our unilateral right, as servicer, to repurchase such GNMA loans we have previously sold. Our right to repurchase such loans arises as the result of the borrower's failure to make payments for at least 90 days preceding the month of repurchase by us and provides an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related GNMA security. As we make the underlying GNMA loan re-salable, by the loan becoming current either through the borrower's performance or through completion of a modification of the loan's terms, we expect to be able to resell the loan in the future.

Servicing segment expenses

Salaries, Commissions and Benefits Expense

Salaries, commissions and benefits expense related to our Servicing segment decreased $1,682, or 21%, during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of reduced costs related to a reduction in staffing. Headcount related to our Servicing segment decreased from 96 employees at December 31, 2015 to 82 employees at December 31, 2016.

Interest Expense
Interest expense related to our Servicing segment decreased $5,144, or 65%, during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to lower borrowings on our MSR portfolio.

Financing
The following table sets forth the results of operations for the years ended December 31, 2016 and 2015 for our financing segment.

	Years Ended December 31,
	2016	2015	$ Change	% Change
Revenues
Loan origination and other loan fees	$1,751	$1,205	$546	45%
Interest and other income	7,535	7,111	424	6%
Total revenues	9,286	8,316	970	12%

Expenses
Salaries, commissions and benefits	1,715	1,962	(247)	(13)%
General and administrative expense	855	866	(11)	(1)%
Interest expense	2,235	3,259	(1,024)	(31)%
Occupancy, equipment and communications	244	250	(6)	(2)%

Depreciation and amortization expense	407	411	(4)	(1)%
Corporate allocations	506	361	145	40%
Total expenses	5,962	7,109	(1,147)	(16)%
Income (loss) from continuing operations before taxes	$3,324	$1,207	$2,117	175%
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before income taxes of $3,324 and $1,207 during the years ended December 31, 2016 and 2015, respectively. The higher income in the current period is primarily due to increased interest and other income resulting from higher volume of warehouse loan originations. Originations funded by our NattyMac subsidiary increased to $4.73 billion during the year ended December 31, 2016 from $3.22 billion during the year ended December 31, 2015. The increased income before taxes for Financing was also the result of reduced expenses, primarily interest and salaries, commissions and benefits expenses.

Other/Eliminations

The following table sets forth the results of operations for the years ended December 31, 2016 and 2015 for Other/Eliminations.

	Years Ended December 31,
	2016	2015	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$(10)	$135	$(145)	(107)%
Loan origination and other loan fees	21	—	21	100%
Interest and other income	4,323	153	4,170	2,725%
Total revenues	4,334	288	4,046	1,405%

Expenses
Salaries, commissions and benefits	24,933	27,294	(2,361)	(9)%
General and administrative expense	16,039	15,480	559	4%

Interest expense	4,079	553	3,526	638%
Occupancy, equipment and communications	6,874	7,222	(348)	(5)%
Depreciation and amortization expense	1,295	1,533	(238)	(16)%
Corporate allocations	(25,992)	(29,245)	3,253	11%
Total expenses	27,228	22,837	4,391	19%
Income (loss) from continuing operations before taxes	$(22,894)	$(22,549)	$(345)	(2)%

Other/Eliminations includes eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments. The loss before taxes was materially consistent at $22,894 for the year ended December 31, 2016 compared to $22,549 for the year ended December 31, 2015.

Results for the year ended December 31, 2016 include cash consideration received in connection with the settlement of a certain legal matter (as discussed in Note 18 "Commitments and Contingencies"), which was recognized in "Interest and other income." Concurrently with the recognition of the settlement in revenue, we recorded an impairment of $4,233 in "General and administrative expense", which was substantially the same amount as the settlement income recognized and represented the carrying value of the purchased loans at the time of the settlement.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Our consolidated results of operations for the years ended December 31, 2015 and 2014 are presented below. We will then discuss the results of continuing operations separately from the results of discontinued operations for each respective period.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Gains on mortgage loans held for sale, net	$141,819	$133,390	$8,429	6%
Changes in mortgage servicing rights valuation	(30,395)	(55,842)	25,447	46%
Payoffs and principal amortization of mortgage servicing rights	(41,529)	(23,735)	(17,794)	(75)%
Loan origination and other loan fees	23,956	24,581	(625)	(3)%
Loan servicing fees	54,772	44,407	10,365	23%
Interest income	34,117	35,236	(1,119)	(3)%
Total revenues	182,740	158,037	24,703	16%

Salaries, commissions and benefits	116,341	116,200	141	—%
General and administrative expense	32,260	34,545	(2,285)	(7)%
Interest expense	31,063	26,007	5,056	19%
Occupancy, equipment and communications	16,870	14,601	2,269	16%
Depreciation and amortization expense	7,980	5,048	2,932	58%
Total expenses	204,514	196,401	8,113	4%

(Loss) income from continuing operations before income tax (benefit) expense	(21,774)	(38,364)	16,590	43%
Income tax (benefit) expense	(5,533)	(12,936)	7,403	57%
(Loss) income from continuing operations, net of tax	(16,241)	(25,428)	9,187	36%
(Loss) income from discontinued operations, net of tax	(6,029)	(5,251)	(778)	(15)%
Net (loss) income attributable to common stockholders	$(22,270)	$(30,679)	$8,409	27%

Weighted average diluted shares outstanding (in thousands)	25,783	25,770	13	—%

Basic (loss) earnings per share:
From continuing operations	$(0.63)	$(0.99)	0.36	36%
From discontinued operations	(0.23)	(0.20)	(0.03)	(15)%
Total basic (loss) earnings per share	$(0.86)	$(1.19)	0.33	28%

Diluted (loss) earnings per share:
From continuing operations	$(0.63)	$(0.99)	0.36	36%
From discontinued operations	(0.23)	(0.20)	(0.03)	(15)%
Total diluted (loss) earnings per share	$(0.86)	$(1.19)	0.33	28%

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

Our consolidated results of discontinued operations for the years ended December 31, 2015 and 2014 are as follows:

Years Ended December 31,

	2015	2014	$ Change	% Change
Gains on mortgage loans held for sale, net	$28,117	$23,535	$4,582	19%
Loan origination and other loan fees	4,091	2,236	1,855	83%
Interest and other income	2,163	1,809	354	20%
Total revenues	34,371	27,580	6,791	25%

Salaries, commissions and benefits	30,294	26,425	3,869	15%
General and administrative expense	4,874	4,467	407	9%
Interest expense	1,555	1,218	337	28%
Occupancy, equipment and communications	6,491	4,065	2,426	60%
Depreciation and amortization expense	855	153	702	459%
Total expenses	44,069	36,328	7,741	21%

(Loss) income from discontinued operations before income tax (benefit) expense	(9,698)	(8,748)	(950)	(11)%
Income tax (benefit) expense	(3,669)	(3,497)	(172)	(5)%
(Loss) income from discontinued operations, net of tax	$(6,029)	$(5,251)	$(778)	(15)%

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

Originations
The following table sets forth the results of operations for the years ended December 31, 2015 and 2014 for our originations segment.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$142,772	$133,405	$9,367	7%
Loan origination and other loan fees	22,751	24,193	(1,442)	(6)%
Interest and other income	26,729	32,271	(5,542)	(17)%
Total revenues	192,252	189,869	2,383	1%

Expenses
Salaries, commissions and benefits	78,885	84,722	(5,837)	(7)%
General and administrative expense	13,851	10,593	3,258	31%
Interest expense	19,347	21,904	(2,557)	(12)%
Occupancy, equipment and communications	7,422	6,793	629	9%
Depreciation and amortization expense	5,581	1,093	4,488	411%
Corporate allocations	25,313	26,619	(1,306)	(5)%
Total expenses	150,399	151,724	(1,325)	(1)%
Income (loss) from continuing operations before taxes	$41,853	$38,145	$3,708	10%
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
Origination segment revenues
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

	Years Ended December 31,
	2015		2014		Variance
	$	bps[2]	$	bps[2]
Realized gains (losses) on sales of loans	$15,979	14	$(1,780)	(1)	$17,759
Capitalized servicing rights	146,696	131	150,520	126	(3,824)
Economic hedge results	(2,233)	(2)	8,341	7	(10,574)
Provision for repurchases	(3,007)	(3)	(2,724)	(2)	(283)
Direct loan origination costs[1]	(15,616)	(14)	(20,967)	(18)	5,351
Gains on mortgage loans held for sale, net	141,819	126	$133,390	112	$8,429
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
Origination segment expenses

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

Servicing

The following table sets forth the results of operations for the years ended December 31, 2015 and 2014 for our servicing segment.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$(1,088)	$—	$(1,088)	(100)%
Changes in mortgage servicing rights valuation	(30,395)	(55,842)	25,447	46%
Payoffs and principal amortization of mortgage servicing rights	(41,529)	(23,735)	(17,794)	(75)%
Loan servicing fees	54,772	44,407	10,365	23%
Interest and other income	124	—	124	100%
Total revenues	(18,116)	(35,170)	17,054	48%

Expenses
Salaries, commissions and benefits	8,200	5,972	2,228	37%

General and administrative expense	2,063	1,378	685	50%
Interest expense	7,904	3,251	4,653	143%
Occupancy, equipment and communications	1,976	1,794	182	10%
Depreciation and amortization expense	455	84	371	442%
Corporate allocations	3,571	3,279	292	9%
Total expenses	24,169	15,758	8,411	53%
Income (loss) from continuing operations before taxes	$(42,285)	$(50,928)	$8,643	17%

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

Servicing segment revenues

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

Servicing segment expenses

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

Financing
The following table sets forth the results of operations for the years ended December 31, 2015 and 2014 for our financing segment.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Revenues
Loan origination and other loan fees	$1,205	$455	$750	165%
Interest and other income	7,111	3,280	3,831	117%
Total revenues	8,316	3,735	4,581	123%

Expenses
Salaries, commissions and benefits	1,962	1,726	236	14%
General and administrative expense	866	596	270	45%
Interest expense	3,259	1,049	2,210	211%
Occupancy, equipment and communications	250	231	19	8%
Depreciation and amortization expense	411	479	(68)	(14)%
Corporate allocations	361	160	201	126%
Total expenses	7,109	4,241	2,868	68%
Income (loss) from continuing operations before taxes	$1,207	$(506)	$1,713	339%
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
Financing segment revenues
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
Financing segment expenses

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

•	General and administrative expenses related to our Financing segment increased $270.

Other/Eliminations

The following table sets forth the results of operations for the years ended December 31, 2015 and 2014 for Other/Eliminations.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$135	$(15)	$150	1,000%
Loan origination and other loan fees	—	(67)	67	100%
Interest and other income	153	(315)	468	149%
Total revenues	288	(397)	685	173%

Expenses
Salaries, commissions and benefits	27,294	23,780	3,514	15%
General and administrative expense	15,480	21,978	(6,498)	(30)%
Interest expense	553	(197)	750	381%
Occupancy, equipment and communications	7,222	5,783	1,439	25%
Depreciation and amortization expense	1,533	3,392	(1,859)	(55)%
Corporate allocations	(29,245)	(30,058)	813	3%
Total expenses	22,837	24,678	(1,841)	(7)%
Income (loss) from continuing operations before taxes	$(22,549)	$(25,075)	$2,526	10%

Other/Eliminations includes eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments. The loss before taxes improved $2,526, or 10%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This was primarily as a result of a $6,498, or 30%, decrease in general and administrative expenses as the year ended December 31, 2014 included costs related to our full transition to a publicly-traded company and acquisition integration costs that were not present during the year ended December 31, 2015. This was partially offset by a $3,514, or 15%, increase in salaries, commissions and benefits as a result of increased corporate support headcount and the payment of executive severance during the year ended December 31, 2015.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserve for loan repurchases and indemnifications; fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for goodwill and intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We establish an initial reserve liability for expected losses related to these representations and warranties at the date of the loans are sold and de-recognized from the balance sheet based on the fair value of such reserve liability. Subsequently, based on changing facts and circumstances or changes in certain estimates and assumptions, the reserve liability may be adjusted if there is a reasonable possibility that future losses may be in excess of the initial reserve liability, with a corresponding amount recorded to provision for mortgage repurchases and indemnifications - change in estimate within the general and administrative expense in the Consolidated Statements of Operations. In assessing the adequacy of the reserve, management evaluates various unobservable factors which are generally subjective and involve a high degree of management judgment and assumptions. These judgments and assumptions may have a significant effect on our measurements of the liability, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our statements of operations as well as our balance sheets.

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

A smaller portion of our mortgage loans held for sale consist of 1) loans deemed non-saleable prior to sale to the GSEs; 2) loans repurchased from the GSEs that have subsequently been deemed to be non-saleable to GSEs when certain representations and warranties are breached; 3) loans repurchased from the GSE in our loan modification program; and 4) loans repurchased from GNMA securities pursuant to our unilateral right, as servicer, to repurchase such GNMA loans we have previously sold. For loans deemed non-saleable prior to sale and loans repurchased from the GSEs, we estimate the fair values using a discounted cash flow analysis with significant unobservable inputs, such as prepayment speeds, default rates, the spread between bid and ask prices and loss severities. The fair value of loans repurchased from GNMA pools are estimated using a liquidation based discount cash flow analysis with significant unobservable inputs, such as our historical ability to make the GNMA loan saleable, by becoming current either through the borrower's performance or through completion of a modification of the loan's terms, and our historical ability to receive insurance reimbursements for related claims filed.

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

Indefinite-lived purchased intangible assets consist of the NattyMac trade name. Goodwill and other intangible assets with an indefinite useful life are not subject to amortization but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. For indefinite-lived intangible assets other than goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not the assets are impaired. If we determine that it is more likely than not that the intangible assets are impaired, a quantitative impairment test is performed. For the quantitative impairment test, we estimate and compare the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. During the year ended December 31, 2016, no impairment was recorded for other intangible assets.

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

In order to facilitate the origination and sale of mortgage loans held for sale, we have entered into various agreements with lenders. These agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when we surrender control over the financial assets and those financial assets are legally isolated from us in the event of our bankruptcy. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, we may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. We will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, we will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of December 31, 2016 and 2015, all transfers pursuant to our mortgage funding arrangements are accounted for by us as secured borrowings.

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
Our income tax expense also includes assessments related to uncertain tax positions taken or expected to be taken by us. ASC 740-10, Income Taxes, requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. We assess this as facts and circumstances related to our business and operations change in a period. If applicable, we will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The open tax years subject to examination by taxing authorities include the years ended December 31, 2015, 2014, 2013 and 2012. We had no federal or state tax examinations in process as of December 31, 2016. For additional information regarding our income taxes, refer to Note 17, "Income Taxes," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

ASU 2016-02, "Leases (Topic 842)" was issued in February 2016. This update amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The new guidance will be effective for us beginning on January 1, 2019 and early adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our consolidated financial statements.

ASU 2016-05, "Derivatives and Hedging (Topic 815)" was issued in March 2016. This update relates to "Novation," replacing one of the parties to a derivative financial instrument with a new party. The issue is whether this change results in a requirement to dedesignate that hedging relationship and therefore discontinue the application of hedge accounting. The amendments apply to hedging instruments under Topic 815. The new guidance will be effective for us beginning on January 1, 2017 and early adoption is permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

ASU 2016-06, "Derivatives and Hedging (Topic 815)" was issued in March 2016. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The new guidance will be effective for us beginning on January 1, 2017 and early adoption is permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

ASU 2016-07, "Investments-Equity Method and Joint Ventures" was issued March 2016. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result in the increase in the level of ownership interest. The amendments eliminates requirements for the investor to adjust the financials retroactively for previous periods. The new guidance will be effective for us beginning on January 1, 2017 and early adoption is permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" was issued March 2016. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these type of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for us beginning on January 1, 2017 and early adoption is permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" was issued June 2016. This update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The amendments replace the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of information to estimate credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance will be effective for us beginning on January 1, 2020 and early adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our consolidated financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” was issued in August 2016. The amendments in this update clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance will be effective for us beginning on January 1, 2018 and early adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our consolidated financial statements.

ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" was issued in October 2016. This update requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. The new guidance will be effective for us beginning on January 1, 2018 and early adoption is permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control" was issued in October 2016. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The new guidance will be effective for us beginning on January 1, 2017 and early adoption is permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

ASU 2016-18, "Statement of Cash Flow (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" was issued in November 2016. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. We had restricted cash in the amount of $1,500 as of December 31, 2016. The new guidance will be effective for us beginning on January 1, 2018 and early adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our consolidated financial statements.

ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" was issued in January 2017. The amendments in this Update provide a screen to determine when an integrated set of assets and activities (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The new guidance will be effective for us beginning on January 1, 2018 and early adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our consolidated financial statements.

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

As of December 31, 2016, we were in breach of certain debt covenants with respect to the master repurchase and master loan purchase and servicing agreements with Barclays and Guaranty Bank, respectively, due to failure to report certain loss mitigation data to HUD timely, leading to our Tier II rating being lowered temporarily to Tier III during the current reporting period. We have corrected the reporting submission failure and waivers were obtained from both lenders for third-quarter reporting; however, the reporting errors carried over into the fourth quarter reporting period, leaving the rating at Tier III. The Barclays agreement has been amended to allow for a Tier III ranking through the extended maturity date of the debt agreement of February 20, 2017 and a waiver of the covenant is effective through March 31, 2017 for the Guaranty Bank agreement. We do not anticipate that the breach will have a material effect on our financial condition or our ability to utilize these funding sources going forward.

The mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of December 31, 2016, we were in compliance with the covenants contained in these agreements, except as discussed above. We intend to renew the mortgage funding arrangements when they mature and have no reason to believe we will be unable to do so.

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
Cash Flows
Our total unrestricted cash balance decreased from $32,463 as of December 31, 2015 to $26,258 as of December 31, 2016. The following discussion summarizes the changes in our unrestricted cash balance for our continuing and discontinued operations for the years ended December 31, 2016 and 2015:
Operating Activities

Our operating activities provided $92,700 and $165,600 of cash flow for the years ended December 31, 2016 and 2015, respectively. The decrease in cash from operating activities was primarily due to timing of cash payments received to fund and originate loans compared to the payments we receive from sales of the loans to our investors during the period.
Investing Activities

Our investing activities provided $54,625 and $71,227 of cash flow for the years ended December 31, 2016 and 2015, respectively. The decrease in cash provided by investing activities was primarily due to lower proceeds from sale of mortgage servicing rights during the period.

Financing Activities

Our financing activities used $153,530 and $249,746 of cash flow for the years ended December 31, 2016 and 2015, respectively. The decrease in cash used by financing activities was primarily due to the timing of borrowings versus repayments under our various mortgage funding arrangements, as well as lower mortgage loan origination volume. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

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

Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could (i) remove our ability to sell and service loans to or on behalf of the agencies and (ii) have a direct material effect on our financial statements. In accordance with the regulatory capital guidelines, we must meet specific quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on our results, may significantly affect our net worth adequacy. As of December 31, 2016, we met all minimum net worth requirements to which we were subject.

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

For information regarding our various mortgage funding arrangements as of December 31, 2016 and 2015, see Note 14, "Debt" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

Our estimated contractual obligations and commitments as of December 31, 2016 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Secured borrowings-mortgage loans [1]	$109,333	$109,333	$—	$—	$—
Secured borrowings - NattyMac Funding [1]	179,400	—	179,400	—	—
Secured borrowings - eligible GNMA loan repurchases [1]	25,525	25,525	—	—	—
Secured borrowings - MSRs [1]	59,841	59,841	—	—	—
Mortgage repurchase borrowings [1]	381,008	381,008	—	—	—
Warehouse lines of credit [1]	177	177	—	—	—
Operating lines of credit [1]	10,325	10,325	—	—	—
Operating lease commitments [2]	20,760	6,532	9,308	3,681	1,239
Liability for mortgage repurchases and indemnifications	5,533	—	941	2,767	1,825
Purchase obligation [3]	10,212	1,648	6,777	1,786	1,340
Total contractual obligations and commitments	$802,114	$594,389	$196,426	$8,234	$4,404

1 Includes estimated interest expense.
2 Represents lease obligations for office space and equipment under non-cancelable operating lease agreements. Amounts presented above do not include sublease revenue amounts. Sublease revenue amounts for the years 2017 through 2020 are $763, $659, $567 and $131, respectively.
3 Includes purchase obligations for certain back office support systems software.

In addition to the above contractual obligations, we also had commitments to originate mortgage loans of $800,168 as of December 31, 2016. Commitments to originate mortgage loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. The related fair value of these commitments is recognized in the consolidated balance sheet within either “Derivative assets" or "Derivative liabilities".

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of December 31, 2016, approximately $313,524, or 43%, of our total $731,130 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 57% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 3.17%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of December 31, 2016. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 18 to 25 days after closing and prior to transfer to FNMA, to FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the year ended December 31, 2016.
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
We used December 31, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with our MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the channels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of December 31, 2016 and December 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
2016	$(1,228)	$225
2015	$(1,771)	$86
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents the fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain an independent third party valuation on a monthly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have a MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of December 31, 2016, refer to Note 8, "Mortgage Servicing Rights," to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSR portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During 2016, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2015 and, at December 31, 2016, mortgage rates were lower during the year ended December 31, 2016 than they were at during the year ended December 31, 2015. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of December 31, 2016 and December 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
2016	$(58,309)	$(24,429)	$(11,324)	$9,672	$17,804	$30,557
2015	$(87,458)	$(39,339)	$(18,650)	$16,992	$32,200	$56,414
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stonegate Mortgage Corporation:

We have audited the accompanying consolidated balance sheets of Stonegate Mortgage Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonegate Mortgage Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in connection with the presentation of discontinued operations in the consolidated financial statements.

/s/ KPMG LLP
Indianapolis, Indiana
March 9, 2017

Stonegate Mortgage Corporation
Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$26,258	$32,463
Restricted cash	1,500	4,045
Mortgage loans held for sale, at fair value	578,390	645,696
Servicing advances, net	24,364	19,374
Derivative assets	21,271	12,160
Mortgage servicing rights, at fair value	211,532	199,637
Property and equipment, net	14,839	22,923
Loans eligible for repurchase from GNMA	118,748	80,794
Warehouse lending receivables	125,839	199,215
Goodwill and other intangible assets, net	6,416	6,902
Subordinated loan receivable	30,000	30,000
Other assets	17,585	27,417
Total assets	$1,176,742	$1,280,626

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	277,789	492,799
Secured borrowings - mortgage servicing rights	56,898	77,069
Secured borrowings - eligible GNMA loan repurchases	24,738	37,615
Mortgage repurchase borrowings	371,534	279,421
Warehouse lines of credit	170	1,306
Operating lines of credit	9,928	5,000
Accounts payable and accrued expenses	23,657	23,544
Derivative liabilities	4,536	2,517
Reserve for mortgage repurchases and indemnifications	5,533	5,536
Liability for loans eligible for repurchase from GNMA	118,748	80,794
Deferred income tax liabilities, net	2,458	2,364
Other liabilities	20,804	11,033
Total liabilities	$916,793	$1,018,998

Commitments and contingencies - Note 18

Stockholders’ equity
Common stock, par value $0.01, shares authorized - 100,000,000; shares issued: 25,988,457 and outstanding: 25,854,022 at December 31, 2016; shares issued: 25,845,566 and outstanding: 25,796,193 at December 31, 2015	266	264
Additional paid-in capital	272,307	270,906
Accumulated deficit	(12,624)	(9,542)
Total stockholders’ equity	259,949	261,628

Total liabilities and stockholders’ equity	$1,176,742	$1,280,626

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations

(In thousands, except per share data)	Years Ended December 31,
	2016	2015	2014
Revenues
Gains on mortgage loans held for sale, net	$118,226	$141,819	$133,390
Changes in mortgage servicing rights valuation	(12,666)	(30,395)	(55,842)
Payoffs and principal amortization of mortgage servicing rights	(34,247)	(41,529)	(23,735)
Loan origination and other loan fees	21,433	23,956	24,581
Loan servicing fees	50,233	54,772	44,407
Interest and other income	32,980	34,117	35,236
Total revenues	175,959	182,740	158,037

Expenses
Salaries, commissions and benefits	95,438	116,341	116,200
General and administrative expense	29,854	32,260	34,545
Interest expense	27,263	31,063	26,007
Occupancy, equipment and communication	16,491	16,870	14,601
Depreciation and amortization expense	10,114	7,980	5,048
Total expenses	179,160	204,514	196,401

(Loss) before income taxes	(3,201)	(21,774)	(38,364)
Income tax (benefit)	(119)	(5,533)	(12,936)
(Loss) from continuing operations, net of tax	(3,082)	(16,241)	(25,428)
(Loss) from discontinued operations, net of tax	—	(6,029)	(5,251)
Net (loss) attributable to common stockholders	$(3,082)	$(22,270)	$(30,679)

Basic (loss) per share:
From continuing operations	$(0.12)	$(0.63)	$(0.99)
From discontinued operations	—	(0.23)	(0.20)
Total basic (loss) per share	$(0.12)	$(0.86)	$(1.19)

Diluted (loss) per share:
From continuing operations	$(0.12)	$(0.63)	$(0.99)
From discontinued operations	—	(0.23)	(0.20)
Total diluted (loss) per share	$(0.12)	$(0.86)	$(1.19)

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	25,769	$264	$263,830	$43,407	$307,501
Net loss	—	—	—	(30,679)	(30,679)
Stock-based compensation expense	—	—	3,253	—	3,253
Issuance of common stock	12	—	—	—	—
Balance at December 31, 2014	25,781	$264	$267,083	$12,728	$280,075
Net loss	—	—	—	(22,270)	(22,270)
Stock-based compensation expense	—	—	3,823	—	3,823
Issuance of common stock	15	—	—	—	—
Balance at December 31, 2015	25,796	$264	$270,906	$(9,542)	$261,628
Net loss	—	—	—	(3,082)	(3,082)
Stock-based compensation expense	—	—	1,403	—	1,403
Issuance of common stock	58	2	(2)	—	—
Balance at December 31, 2016	25,854	$266	$272,307	$(12,624)	$259,949

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows

(In thousands)	Years Ended December 31,
	2016	2015	2014
Operating activities
Net (loss)	$(3,082)	$(22,270)	$(30,679)
Adjustments to reconcile net (loss) to net cash provided by(used in) operating activities:
Depreciation and amortization expense	10,114	8,835	5,201
Loss on disposal and impairment of long lived assets	195	2,336	1,527
Amortization of debt issuance facility fees	1,446	1,426	—
Gains on mortgage loans held for sale, net	(118,226)	(169,935)	(156,925)
Changes in mortgage servicing rights valuation	12,666	30,395	55,842
Payoffs and principal amortization of mortgage servicing rights	34,247	41,529	23,735
Provision for mortgage repurchases and indemnifications - change in estimate	(1,500)	592	822
Stock-based compensation expense	1,403	3,823	3,253
Income tax benefit	(119)	(9,202)	(16,433)
Change in fair value of contingent earn-out liabilities	—	(103)	(28)
Payments of contingent earn-out liabilities in excess of original fair value estimate	(155)	(406)	—
Proceeds from sales and principal payments of mortgage loans held for sale	9,733,674	12,994,854	12,299,824
Originations and purchases of mortgage loans held for sale	(9,651,065)	(12,499,203)	(12,635,574)
Repurchases and indemnifications of previously sold loans	(23,371)	(48,882)	(16,784)
Repurchases of eligible GNMA loans	(2,207)	(41,627)	—
Principal payments on repurchased GNMA loans	4,545	2,969	—
Impairment of loans	4,233	—	—
Changes in operating assets and liabilities:
Restricted cash	2,545	437	(3,752)
Servicing advances	(1,609)	(5,335)	(7,016)
Warehouse lending receivables	73,376	(113,784)	(73,342)
Other assets	2,600	(8,674)	(6,482)
Accounts payable and accrued expenses	2,156	(6,448)	2,530
Other liabilities	10,834	4,273	(6,260)
Due to related parties	—	—	(608)
Net cash provided by (used in) operating activities	92,700	165,600	(561,149)
Investing activities
Proceeds from sale of property and equipment	117	288	—
Net proceeds from sales of mortgage servicing rights	56,791	86,977	41,653
Subordinated loan receivable	—	—	(30,000)
Purchases of property and equipment	(1,707)	(13,532)	(8,634)
Capitalized long-lived assets	(576)	(2,420)	—
Purchases in a business combination, net of cash acquired	—	—	(258)
Purchase of mortgage servicing rights	—	(86)	(2,009)
Net cash provided by investing activities	54,625	71,227	752

(Continued on Next Page)

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Continued)

(In thousands)	Years Ended December 31,
	2016	2015	2014
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	14,978,668	18,892,440	19,086,599
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(15,110,650)	(19,144,186)	(18,521,273)
Proceeds from borrowings under mortgage funding arrangements - MSRs	64,750	77,500	—
Repayments of borrowings under mortgage funding arrangements - MSRs	(84,920)	(76,401)	—
Payments of contingent earn-out liabilities not exceeding original fair value estimate	(909)	(1,432)	(1,361)
Payments of debt issuance costs	(469)	2,333	(1,290)
Net cash (used in) provided by financing activities	(153,530)	(249,746)	562,675

Change in cash and cash equivalents	(6,205)	(12,919)	2,278
Cash and cash equivalents at beginning of period	32,463	45,382	43,104
Total cash and cash equivalents at end of period	$26,258	$32,463	$45,382

Supplemental Cash Flow Information:
Cash paid for interest	$29,413	$32,836	$26,142
Cash paid for taxes	$274	$704	$118

See accompanying notes to the consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016
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

Proposed Merger with Home Point Financial Corporation

On January 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Point Financial Corporation, a New Jersey Corporation (“Home Point Financial”) and Longhorn Merger Sub, Inc. an Ohio corporation and wholly owned subsidiary of Home Point Financial (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). See Note 24, "Subsequent Events" for additional information.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the instructions to Annual Report on Form 10-K as promulgated by the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated in consolidation.
Prior Period Reclassifications: During 2015, the Company disposed of certain retail branches, or components of its Originations segment, and the assets associated with them, either through sale or disposal other than by sale. The Company has determined that the disposal of these retail branches met the criteria for presentation and disclosure as discontinued operations and has been reclassified as such in our results of operations. Discontinued operation amounts for the year ended December 31, 2016 are immaterial and are therefore not being presented separately.  In addition, certain prior period amounts have been reclassified to conform to the current period presentation on the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and within the Notes to Consolidated Financial Statements. Refer to Note 3 "Discontinued Operations" for additional information related to the Company's discontinued operations for the years ended December 31, 2016, 2015 and 2014.
Immaterial Error Corrections: During 2015, the Company identified immaterial errors in its previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2014. These immaterial errors impacted the line items “Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” and “Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit” in an exact

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

offsetting manner, such that the subtotal “Net cash provided by financing activities” was not misstated. For the year ended December 31, 2014, the offsetting misstatement was $20,919,704.
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
Consolidation: The Company sells loans to FNMA and FHLMC, as well as in GNMA MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. FNMA, FHLMC and GNMA provide credit enhancement of the loans through certain guarantee provisions. These securitizations involve variable interest entities (“VIEs”) as the trusts or similar vehicles, by design, that either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.
The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company typically retains the right to service the loans. Because of the power of FNMA, FHLMC and GNMA over the VIEs that hold the assets from these residential mortgage loan securitizations, principally through its rights and responsibilities as master servicer for FNMA and FHLMC, and as approver of issuers for GNMA, and the guarantee provisions provided by FNMA, FHLMC and GNMA, the Company is not the primary beneficiary of the VIEs and, therefore, the VIEs are not consolidated by the Company.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

The Company has concluded that on a consolidated basis it has a variable interest in NattyMac Funding ("NMF") resulting from any potential interest it may earn from the 49% NMF earnings participation, as described in Note 14, "Debt".  The Company has further concluded that it is not considered the primary beneficiary of its variable interest in NMF based on the fact that it does not have the power to direct the activities of NMF that most significantly impact NMF’s economic performance.  NMF has the final authority over its operating policies.  If at any time in the future the Company claims the right to the common capital stock of NMF in a default scenario as described in Note 14, "Debt", the primary beneficiary conclusion may change.  The Company believes that its maximum exposure to loss as a result of this arrangement is the $30,000 in subordinated loan receivable as of December 31, 2016.
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
Gains and losses from the sale of mortgages are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and is recorded in "Gains on mortgage loans held for sale, net" in the Consolidated Statements of Operations. The sales proceeds reflect the cash received and the initial fair value of the separately recognized mortgage servicing rights less the fair value of the liability for mortgage repurchases and indemnifications. Gain on mortgage loans held for sale also includes the unrealized gains and losses associated with the mortgage loans held for sale and the realized and unrealized gains and losses from derivatives.

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

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
Warehouse Lending Receivables: During the year ended December 31, 2013, the Company introduced its warehouse lending products to its correspondent customers through warehouse line of credit agreements. Under the warehouse line of credit agreements, the Company lends funds to its correspondent customers to finance those correspondents' mortgage loan originations. The correspondent customers pledge, as security to the Company, the underlying mortgage loans, and pay interest on the related outstanding borrowings at a specified interest rate plus a margin, as defined in the underlying line of credit agreements with each correspondent customer. As of December 31, 2016, the Company had outstanding warehouse lending receivables from its correspondent customers of $125,839 and recognized interest income from its warehouse lending activities of $5,475 during the year ended December 31, 2016. As of December 31, 2015, the Company had outstanding warehouse lending receivables from its correspondent customers of $199,215 and recognized interest income from its warehouse lending activities of $5,325 during the year ended December 31, 2015. The Company periodically reviews the warehouse lending receivables for collectability based on a review of the counterparty, historical collection trends and management judgment regarding the ability to collect specific accounts. The Company has determined that no allowance for doubtful accounts was necessary as of December 31, 2016 or December 31, 2015.
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
Reserve for Loan Repurchases and Indemnifications: Loans sold to investors by the Company, and which were believed to have met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. The Company has established an initial reserve liability for expected losses related to these representations and warranties at the date the loans are de-recognized from the balance sheet based on the fair value of such reserve liability. Subsequently, based on changing facts and circumstances or changes in certain estimates and assumptions, the reserve liability may be adjusted if there is a reasonable

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

possibility that future losses may be different from the initial reserve liability, with a corresponding amount recorded to provision for mortgage repurchases and indemnifications - change in estimate within the general and administrative expense in the Consolidated Statements of Operations. In assessing the adequacy of the reserve, management evaluates various factors including actual losses on repurchases and indemnifications during the period, historical loss experience, known delinquent and other problem loans, delinquency trends in the portfolio of sold loans and economic trends and conditions in the industry. The year ended December 31, 2016 includes the release of $1,500 of the repurchase reserve, which is described further in Note 15, "Reserve for Mortgage Repurchases and Indemnifications." Actual losses incurred are reflected as charge-offs against the reserve liability.
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
Servicing Advances, net: Servicing advances, net represent principal, interest, escrow and corporate advances paid by the Company on behalf of customers to cover delinquent balances for principal, interest, property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon collection of future borrower payments or foreclosure of the underlying loans. The Company is exposed to losses only to the extent that the respective servicing guidelines are not followed or in the event there is a shortfall in liquidation proceeds and records a reserve against the advances when it is probable that the servicing advance will be uncollectible. In certain circumstances, the Company may be required to remit funds on a non-recoverable basis, which are expensed as incurred. As of December 31, 2016 and 2015, the recorded reserve for uncollectible servicing advances was $2,084 and $1,424, respectively.
Property and Equipment: Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to 10 years for furniture and office equipment, three to five years for purchased computer software and equipment, and the shorter of the related lease term or useful life for leasehold improvements. The Company capitalizes internally developed computer software costs during the development stage, which include external direct costs of materials and services, as well as employee costs related to time spent on the project. Capitalized costs related to internally developed software are amortized using the straight-line method over the estimated useful lives of the assets, which range from one to three years.
The Company periodically assesses property and equipment for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If management identifies an impairment indicator, it assesses recoverability by comparing the carrying amount of the asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized in earnings whenever the carrying amount is not recoverable. During the years ended December 31, 2016 and 2015, the Company recognized impairment charges of $195 and $1,726, respectively. The prior year expense is primarily associated with the assets related to the discontinued operations discussed above. No such impairment was recognized during the year ended December 31, 2014.
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
Indefinite-lived purchased intangible assets consist of the NattyMac trade name. Goodwill and other intangible assets with an indefinite useful life are not subject to amortization, but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. For indefinite-lived intangible assets other than goodwill, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not the assets are impaired. If the

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Company determines that it is more likely than not that the intangible assets are impaired, a quantitative impairment test is performed. For the quantitative impairment test, the Company estimates and compares the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.
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
Advertising and Marketing: The Company uses primarily print, broadcast and web-based advertising and marketing to promote its products. These expenses also include purchased leads of mortgage loans related to our retail channel and are expensed as incurred. Advertising and marketing expenses related to continuing operations totaled $634, $2,067 and $2,347 for the years ended December 31, 2016, 2015 and 2014. Advertising and marketing expenses related to discontinued operations totaled $1,148 and $869 for the years ended December 31, 2015 and 2014. No advertising and marketing expenses related to discontinued operations were incurred during the year ended December 31, 2016.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded a valuation allowance in the amount of $1,554 as of December 31, 2015 and released $657 during the period ending December 31, 2016 related to its continuing operations. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company’s income tax expense includes assessments related to uncertain tax positions taken or expected to be taken by the Company. ASC 740-10, Income Taxes, requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Management assesses this as facts and circumstances related to the Company's business and operations change in a period. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The open tax years subject to examination by taxing authorities include the years ended December 31, 2015, 2014, 2013 and 2012. The Company had no federal or state tax examinations in process as of December 31, 2016.
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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

3. Discontinued Operations

As discussed in Note 2, during 2015, the Company disposed of certain retail branches, or components of its Originations segment, and the assets associated with them, either through sale or disposal other than by sale to better manage the expenses associated with retail originations. During 2015, the Company completed the closure of 62 of its retail branches and sale of an additional 14 retail branches. The Company determined that the disposal of these retail branches met the criteria for being reported as discontinued operations under ASU No. 2014-08, and has been reclassified as such in our results of operations. There were no additional material amounts classified as discontinued operations during the year ended December 31, 2016. The following table provides the components of loss from discontinued operations, net of tax for the years ended
December 31, 2015 and 2014:

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

In connection with the sale, the Company is entitled to a contingent consideration, which payment is contingent upon the buyer's ability to close mortgage loans in the pipeline but unlocked by the Company prior to the sale date. If such loans are closed by the buyer, the Company will receive from the buyer two annual payments equal to a multiple of this actual total mortgage loan volume of the buyer. During the year ended December 31, 2016, the Company received payments totaling $224, which are included in "Interest and other income" on the Company's consolidated statements of operations. No amounts were recognized during the year ended December 31, 2015.
Cash flows from discontinued operations related to depreciation expense were $855 and $187 for the years ended December 31, 2015 and 2014, respectively. Capital expenditures related to discontinued operations were $760 and $1,515 for the years ended December 31, 2015 and 2014, respectively.

4. (Loss) Per Share

The following is a reconciliation of net (loss) income attributable to common stockholders and a table summarizing the basic and diluted (loss) earnings per share calculations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net (loss)
(Loss) from continuing operations, net of tax	$(3,082)	$(16,241)	$(25,428)
(Loss) from discontinued operations, net of tax	—	(6,029)	(5,251)
Net (loss) attributable to common stockholders	$(3,082)	$(22,270)	$(30,679)

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Denominator:
Weighted average shares outstanding (in thousands):
Weighted average shares outstanding - Basic	25,922	25,783	25,770
Weighted average shares outstanding - Diluted	25,922	25,783	25,770

Basic (loss) per share:
From continuing operations	$(0.12)	$(0.63)	$(0.99)
From discontinued operations	—	(0.23)	(0.20)
Total (loss) attributable to common stockholders	$(0.12)	$(0.86)	$(1.19)

Diluted (loss) per share:
From continuing operations	$(0.12)	$(0.63)	$(0.99)
From discontinued operations	—	(0.23)	(0.20)
Total (loss) attributable to common stockholders	$(0.12)	$(0.86)	$(1.19)

During the years ended December 31, 2016, 2015 and 2014 weighted average shares of 756,469, 1,471,920 and 1,818,049, respectively, were excluded from the denominator for diluted (loss) earnings per share because the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

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

As part of the acquisition of Medallion, the Company agreed to pay Medallion's seller a contingent consideration, which payment was contingent upon Medallion achieving certain predetermined minimum mortgage loan origination goals during the two year period following the acquisition date (the "earnout"). If such goals were met by Medallion, the Company would pay the seller two annual payments equal to a multiple of the actual total mortgage loan volume of Medallion. The earn-out was uncapped in amount. The fair value of the earn-out was estimated to be approximately $603 as of the acquisition date and was estimated using a calibrated Monte-Carlo simulation. The fair value was primarily based on (i) the Company’s estimate of the mortgage loan origination volume of Medallion over the two year earn-out period, (ii) an asset volatility factor of 16.90% and (iii) a discount rate of 6.05%. The first of the two potential earn-out payments was determined to be $200 and was paid in April 2015. Based on the mortgage loan origination volume of Medallion during 2015, the Company would not need to pay

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

the second of the two potential earn-out payments, as the predetermined minimum mortgage loan origination goals were not met. As such, a liability was no longer reflected on the consolidated balance sheets as of December 31, 2015.

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
As part of the acquisition of Crossline, the Company agreed to pay Crossline's seller a deferred purchase price, which payment was contingent upon the seller meeting certain conditions. The first contingent payment was conditional upon the following: during the six month period following the acquisition, the seller must sign letters of intent with at least two mortgage loan origination businesses who employ at least five licensed mortgage loan originators and whose total mortgage loan origination volume during the prior twelve month period was at least $50,000 in aggregate unpaid principal balance. If such conditions were met, the seller would be due a payment equal to a multiple of the actual total mortgage loan volume of Crossline during such six month period, not to exceed $500 (the "on-boarding payment"). During the year ended December 31, 2014, the Company paid the seller $167 in contingent on-boarding payments.
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

6. Derivative Financial Instruments

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

The Company does not designate any of its derivative financial instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of December 31, 2016 and 2015:

December 31, 2016:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$800,168	Derivative assets/liabilities	$7,035	$(1,672)

MBS forward sales contracts	1,473,514
MBS forward purchase contracts	491,600
Total MBS forward trades	1,965,114	Derivative assets/liabilities	14,236	(2,864)
Total derivative financial instruments	$2,765,282		$21,271	$(4,536)

December 31, 2015:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$1,169,768	Derivative assets/liabilities	$10,596	$(334)

MBS forward sales contracts	1,705,995
MBS forward purchase contracts	522,800
Total MBS forward trades	2,228,795	Derivative assets/liabilities	1,564	(2,183)
Total derivative financial instruments	$3,398,563		$12,160	$(2,517)

The following summarizes the net gains (losses) recognized by the Company on its derivative financial instruments, which are included in "Gains on mortgage loans held for sale, net" on its consolidated statements of operations, for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Interest rate lock commitments	$(4,900)	$(1,942)	$10,945
MBS forward trades[1]	(3,593)	8,069	(23,581)
Net derivative (losses) gains	$(8,493)	$6,127	$(12,636)
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

The Company has entered into agreements with derivative counterparties, a portion of which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. However, with respect to this portion of its derivatives, the Company presents such amounts on a gross basis as shown in the table above. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of December 31, 2016 and 2015, counterparties held $0 and $4,045, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit gain position of $11,372 and $3,426 at December 31, 2016 and 2015, respectively, to those counterparties. For the years ended December 31, 2016 and 2015, the Company incurred no credit losses due to non-performance of any of its counterparties.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

7. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Conventional [1]	$199,350	$230,438
Government insured [2]	355,131	357,442
Non-agency/Other	23,909	57,816
Total mortgage loans held for sale, at fair value	$578,390	$645,696

1 Conventional includes FNMA and FHLMC mortgage loans, as well as mortgage loans to various housing agencies.
2 Government insured includes GNMA mortgage loans. GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agricultural ("USDA") home loans, as well as mortgage loans to various housing agencies.

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of December 31, 2016, the Company had pledged $548,392 ($611,926 as of December 31, 2015) in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $29,998 ($33,770 as of December 31, 2015) of mortgage loans held for sale funded with the Company’s excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 14 “Debt” for additional information related to the Company’s outstanding borrowings as of December 31, 2016 and December 31, 2015.

The following are the fair values and related UPB due upon maturity for loans held for sale accounted under the fair value method as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$548,794	$538,331	$603,778	$588,189
90 or more days delinquent[1]	29,596	30,217	41,918	42,918
Total	$578,390	$568,548	$645,696	$631,107
1 Includes $20,868 and $21,472 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as described in Note 9 - Fair Value Measurements, as of December 31, 2016, and $34,540 and $35,547 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as of December 31, 2015.

8. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, the MSRs are capitalized as an asset, which represents the current fair value of the future net cash flows that are expected to be realized for performing the servicing activities.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

The Company’s total mortgage servicing portfolio as of December 31, 2016 and December 31, 2015 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	December 31, 2016	December 31, 2015
FNMA	$4,046,750	$5,468,904
GNMA:
FHA	4,875,867	3,990,276
VA	3,475,218	2,731,822
USDA	883,696	805,783
FHLMC	2,917,616	4,449,796
Other investors	87,692	74,150
Total mortgage servicing portfolio	$16,286,839	$17,520,731

MSRs balance	$211,532	$199,637

MSRs balance as a percentage of total mortgage servicing portfolio	1.30%	1.14%

At December 31, 2016 and December 31, 2015, the Company held $311,329 and $342,474 of escrow funds in custodial bank accounts for its customers for which it services mortgage loans.

A summary of the changes in the balance of MSRs for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$199,637	$204,216	$170,294
MSRs originated in connection with loan sales	112,102	157,749	157,264
MSRs sold and derecognized	(47,780)	(97,524)	(44,692)
Purchased MSRs	—	86	2,009
Changes in valuation inputs and assumptions[1]	(18,180)	(23,361)	(56,924)
Actual portfolio runoff (payoffs and principal amortization)	(34,247)	(41,529)	(23,735)
Balance at end of period	$211,532	$199,637	$204,216

1 Represents the unrealized portion of the "Changes in mortgage servicing rights valuation" on the Company's consolidated statements of operations. The Company realized a gain of $5,514, a loss of $7,034 and a gain of $1,082 related to its MSRs sales for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In 2015, the Company entered into a flow sale agreement for the sale of MSRs in $0.7 billion in GNMA loans to an unrelated party. The sales occurred monthly during the covered period, from September 2015 through April 2016. The flow sales occurring in 2015 totaled .7 billion and in 2016 totaled .6 billion. The characteristics of the pools sold are similar to those associated with the Company's current GNMA production.

On June 30, 2016, the Company completed a bulk sale of MSRs with an underlying unpaid principal balance of $5.1 billion in FNMA and FHLMC loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

On September 30, 2016, the Company completed a bulk sale of MSRs with an underlying unpaid principal balance of $1.2 billion in GNMA loans to an unrelated party. This pool of MSRs had average mortgage interest rates that were higher than current mortgage rates, and did not include any FNMA and FHLMC MSRs, which have a different historical performance than GNMA MSRs.

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

The following table sets forth information related to outstanding loans sold as of December 31, 2016 and
December 31, 2015 for which the Company has continuing involvement through servicing agreements:

	December 31, 2016	December 31, 2015
Total unpaid principal balance	$16,286,839	$17,520,731
Loans 30-89 days delinquent	$358,300	$307,736
Loans delinquent 90 or more days or in foreclosure	$160,706	$114,298

The key weighted average assumptions (or range of assumptions), based on market participant inputs for the industry, used in determining the fair value of the Company’s MSRs as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	10.1%	13.0%
GNMA:
FHA	9.6%	11.5%
VA	9.6%	8.8%
USDA	9.9%	10.5%
FHLMC	9.2%	11.6%
Other investors	11.1%	12.4%
Cost of servicing (per loan)	$91	$85

MSRs are generally subject to loss in value when mortgage rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the loans underlying the MSRs, thereby reducing MSRs value. Reductions in the value of MSRs affect income through changes in fair value. These factors have been considered in the estimated prepayment speed assumptions used to determine the fair value of the Company’s MSRs.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

In addition to the assumptions provided above, the Company uses assumptions for delinquency rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions. The Company's assumptions for lifetime delinquency rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
FNMA	4.05%	4.01%
GNMA:
FHA	6.52%	6.58%
VA	6.46%	6.52%
USDA	6.51%	6.53%
FHLMC	4.01%	3.94%
Other investors	6.61%	6.37%

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of
MSRs as follows as of December 31, 2016 and December 31, 2015:

	December 31, 2016	% of Average Portfolio	December 31, 2015	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(9,027)	4%	$(8,578)	4%
Impact of discount rate + 2%	$(17,351)	8%	$(16,470)	8%
Impact of discount rate + 3%	$(25,045)	12%	$(23,753)	12%

Prepayment speeds:
Impact of prepayment speed * 105%	$(4,744)	2%	$(5,502)	3%
Impact of prepayment speed * 110%	$(9,322)	4%	$(10,792)	5%
Impact of prepayment speed * 120%	$(18,010)	9%	$(20,778)	10%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,415)	1%	$(1,365)	1%
Impact of cost of servicing * 110%	$(2,830)	1%	$(2,731)	1%
Impact of cost of servicing * 120%	$(5,660)	3%	$(5,462)	3%

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

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of December 31, 2016 and December 31, 2015, the Company had pledged $210,734 and $199,007, respectively, in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. However, the financial institutions would be limited to selling the pledged

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

MSRs to the amount needed to satisfy their respective debt, including any accrued but unpaid interest and fees, as applicable. As of December 31, 2016 and December 31, 2015, the outstanding borrowings secured by MSRs were $56,898 and $77,069, respectively. Refer to Note 14 “Debt” for additional information related to the Company’s outstanding borrowings as of December 31, 2016 and December 31, 2015.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Contractual servicing fees	$47,534	$51,775	$42,429
Late fees	2,699	2,997	1,978
Loan servicing fees	$50,233	$54,772	$44,407

Servicing fees as a percentage of average portfolio (annualized)	0.31%	0.30%	0.28%

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

The following describes the methods used in estimating the fair values of certain financial statement items:

Mortgage Loans Held for Sale: The majority of the Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's mortgage loans held for sale consist of 1) loans deemed non-saleable prior to sale to the GSEs; 2) loans repurchased from the GSEs that have subsequently been deemed to be non-saleable to GSEs when certain representations and warranties are breached; 3) loans repurchased from the GSE in our loan modification program; and 4) loans repurchased from GNMA securities pursuant to our unilateral right, as servicer, to repurchase such GNMA loans we have previously sold. The fair values of these loans are estimated using a discounted cash flow analysis with significant unobservable inputs, such as prepayment speeds, default rates, the spread between bid and ask prices and loss severities, which are identified as Level 3 inputs. Changes in fair value of the Company's mortgage loans held for sale are recognized through "Gains on mortgage loans held for sale, net" on its consolidated statements of operations.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale - saleable to GSEs	$—	$503,300	$—	$503,300
Mortgage loans held for sale - non-saleable to GSEs	—	—	49,346	49,346
Mortgage loans held for sale - repurchased GNMA loans	—	—	25,744	25,744
Derivative assets (IRLCs)	—		7,035	7,035
Derivative assets (MBS forward trades)	—	14,236	—	14,236
MSRs	—	—	211,532	211,532
Loans eligible for repurchase from GNMA	—	—	118,748	118,748
Total assets	$—	$517,536	$412,405	$929,941

Liabilities:

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Derivative liabilities (IRLCs)	$—	$—	$1,672	$1,672
Derivative liabilities (MBS forward trades)	—	2,864	—	2,864
Liability for loans eligible for repurchase from GNMA	—	—	118,748	118,748
Total liabilities	$—	$2,864	$120,420	$123,284

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale - saleable to GSEs	$—	$549,561	$—	$549,561
Mortgage loans held for sale - non-saleable to GSEs			58,799	58,799
Mortgage loans held for sale - repurchased GNMA loans	—	—	37,336	37,336
Derivative assets (IRLCs)	—		10,596	10,596
Derivative assets (MBS forward trades)	—	1,564	—	1,564
MSRs	—	—	199,637	199,637
Loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total assets	$—	$551,125	$387,162	$938,287

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$334	$334
Derivative liabilities (MBS forward trades)	—	2,183	—	2,183
Liability for loans eligible for repurchase from GNMA	—	—	80,794	80,794
Total liabilities	$—	$2,183	$81,128	$83,311

A reconciliation of the beginning and ending balances of the Company’s assets and liabilities classified within Level 3 of the valuation hierarchy for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31, 2016
	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$58,799	$37,336	$10,596	$334	$80,794	$80,794
Changes in fair value	1,413	412	(3,561)	1,338	(4,606)	(4,606)
Purchases	34,327	2,207	—	—	—	—
Sales	(38,847)	(7,774)	—	—	(2,207)	(2,207)
Issuances	—	—	—	—	—	—
Settlements	(35,311)	(4,545)	—	—	44,767	44,767
Transfers into Level 3[1]	31,081	—	—	—	—	—
Transfers out of Level 3[2]	(2,116)	(1,892)	—	—	—	—
Balance at end of period	$49,346	$25,744	$7,035	$1,672	$118,748	$118,748

1 On an ongoing basis, for Mortgage Loans Held for Sale - non-saleable to GSEs measured at fair value, transfers into Level 3 represent those deemed unsaleable to GSEs in the current period. Transfers between levels are deemed to have occurred on the last day of the quarter in which a change in classification is determined.
2 On an ongoing basis, for Mortgage Loans Held for Sale - Repurchased GNMA Loans, transfers out of Level 3 represent those which the Company has moved to real estate owned ("REO").

Year Ended December 31, 2015

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$—	$—	$—	$—	$109,397	$109,397
Changes in fair value	(5,580)	(1,089)	—	—	(2,314)	(2,314)
Purchases	45,688	40,209	—	—	—	—
Sales	(5,581)	(1,560)	—	—	(40,209)	(40,209)
Issuances	—	—	—	—	—	—
Settlements	(19,750)	(1,204)	—	—	13,920	13,920
Transfers into Level 3[1]	45,308	1,286	10,596	334	—	—
Transfers out of Level 3[2]	(1,286)	(306)	—	—	—	—
Balance at end of period	$58,799	$37,336	$10,596	$334	$80,794	$80,794
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
2 On an ongoing basis, for Mortgage Loans Held for Sale - Repurchased GNMA Loans, transfers out of Level 3 represent those which the Company has moved to REO.

Refer to Note 8, "Mortgage Servicing Rights", for a reconciliation of the beginning and ending balances for the years ended December 31, 2016, 2015 and 2014, as well as a discussion of significant observable inputs related to the Company's MSRs and relative ranges of those used in determining their fair value.

Fair Value of Other Financial Instruments

As of December 31, 2016 and December 31, 2015, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash, restricted cash, servicing advances, subordinated loan receivable, short-term secured borrowings, warehouse and operating lines of credit, accounts payable and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For our long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings.

10. Property and Equipment

The following summarizes property and equipment as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Computer software and equipment	$30,116	$28,765
Furniture and office equipment	5,222	5,287
Leasehold improvements	1,331	1,429
Property and equipment, gross	36,669	35,481
Accumulated depreciation and amortization	(21,830)	(12,558)
Property and equipment, net	$14,839	$22,923

Total depreciation and amortization expense from continuing operations related to property and equipment for the years ended December 31, 2016, 2015 and 2014 was $9,628, $7,200 and $4,028, respectively. Total depreciation and amortization expense from discontinued operations related to property and equipment for the years ended December 31, 2015 and 2014 was $1,148 and $152, respectively. There was no depreciation and amortization expense related to discontinued operations during the year ended December 31, 2016.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

11. Goodwill and Other Intangible Assets
Total goodwill was $4,265 at both December 31, 2016 and 2015. As described in Note 5, "Business Combinations," the Company's goodwill relates to its acquisitions of Crossline in 2013 and Medallion in 2014. Goodwill recognized from the acquisition of Medallion primarily related to the expected future growth of Medallion's business. Goodwill recognized from the acquisition of Crossline primarily related to the expected future growth of Crossline's business and future economic benefits arising from expected synergies. The Company performed its annual assessment of goodwill impairment during the fourth quarter. This assessment is performed more frequently if events and circumstances indicate that impairment may have occurred. The Company's goodwill is allocated to and tested at the Retail reporting unit level, a component of the Originations segment of the business, inclusive of the Company's retail direct and remaining retail distributed operations. No impairment was noted as a result of this analysis for each of the years ended December 31, 2016, 2015 or 2014.

The Company's other intangible assets relate to its asset acquisition of NattyMac, LLC. in 2013, and the acquisition of Crossline in 2013 as described in Note 5, "Business Combinations." The components of the Company's other intangible assets as of December 31, 2016 and 2015 are as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$2,350	$(1,273)	$1,077	$2,350	$(979)	$1,371
Non-compete agreement	380	(380)	—	380	(254)	126
Active agent list	330	(286)	44	330	(220)	110
Total finite-lived intangible assets	$3,060	$(1,939)	$1,121	$3,060	$(1,453)	$1,607
Indefinite-lived intangible assets:
Trade name	$1,030	$—	$1,030	$1,030	$—	$1,030
Total indefinite-lived intangible assets	1,030	—	1,030	1,030	—	1,030
Total other intangible assets	$4,090	$(1,939)	$2,151	$4,090	$(1,453)	$2,637

The Company recorded amortization expense related to its definite-lived intangible assets of $486, $486 and $1,019 during the years ended December 31, 2016, 2015 and 2014, respectively, all related to its continuing operations. Estimated future amortization expense for each of the years ended December 31, is as follows: 2017, $338; 2018, $294; 2019, $294; 2020, $195; thereafter, $0. Estimated amortization expense was based on existing intangible asset balances as of December 31, 2016. Actual amortization expense may vary from these estimates.

The Company performed its annual impairment test of existing other intangible assets with indefinite lives during the fourth quarter. No impairment was noted as a result of this analysis for each of the years ended December 31, 2016, 2015 or 2014. Additionally, no impairment was recorded related to the Company's existing other intangible assets with finite lives during the years ended December 31, 2016 or 2015.

During the year ended December 31, 2014, the Company recognized an impairment charge of $1,290 related to the Crossline trade name, which represented the remaining net carrying amount of the asset at that time. Given the formation of Stonegate Direct in October 2014, which was integrated through the call center operations of Crossline, the Company determined there was a significant change in the manner in which the Crossline trade name was used and as a result determined the change to be a triggering event for an impairment analysis to be performed in accordance with the guidance of long-lived assets. The Crossline trade name and associated impairment charge related to our Originations segment.

12. Other Assets

The following summarizes other assets as of December 31, 2016 and December 31, 2015:

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

	December 31, 2016	December 31, 2015
Receivables from servicing sales, interest and loan related payments, net	$11,748	$18,739
Prepaid expenses and other	4,411	6,431
Real estate owned, net [1]	1,005	1,446
Deposits	421	801
Total other assets	$17,585	$27,417
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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of December 31, 2016 and 2015, all transfers pursuant to the Company's mortgage funding arrangements (the collective term for the Company's mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements) are accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the years ended December 31, 2016, 2015 and 2014 relating to loan sales in which the Company has continuing involvement:

	Years Ended December 31,
	2016	2015	2014
Proceeds from new loan sales [1]	$9,400,745	$12,643,769	$12,239,776

1 Represents proceeds from sales and excludes payments received from borrowers.

14. Debt

Borrowings outstanding as of December 31, 2016 and 2015 are as follows:

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

	December 31, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans[1]	$277,789	3.94%	$492,799	4.16%
Secured borrowings - mortgage servicing rights	56,898	5.17%	77,069	5.58%
Secured borrowings - eligible GNMA loan repurchases[2]	24,738	3.18%	37,615	3.17%
Mortgage repurchase borrowings	371,534	2.55%	279,421	2.47%
Warehouse lines of credit	170	4.25%	1,306	4.25%
Operating lines of credit	9,928	4.00%	5,000	4.00%
Total mortgage funding arrangements and operating lines of credit	$741,057		$893,210
1 The Company’s costs for secured borrowings on mortgage loans are shown in the table above based on the average underlying mortgage rates. These costs are reduced by earnings and fees specific to each of the secured borrowing facilities.
2 The Company's costs for financing GNMA loan repurchases under this funding arrangement (remittance rate) are based on a borrowing rate over and above the debenture rate, which is set on each loan by HUD at a required spread to the constant maturity 10-year treasury at that point in time.

The Company maintains mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination and purchase of mortgage loans. As of December 31, 2016, the Company held mortgage funding arrangements with six separate financial institutions and a total maximum borrowing capacity of $1,652,000, including the operating lines of credit and funding arrangement for GNMA loan repurchases. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the MSRs pledged to the respective facilities.

The following tables summarize the amounts outstanding, maximum borrowing capacity, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2016 and December 31, 2015:

As of December 31, 2016:

Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$105,189	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee		July 2017
Merchants Bank of Indiana - NattyMac Funding	172,600	—	[3]	Same as the underlying mortgage rates, less 49% of facility earnings		March 2017
Total secured borrowings - mortgage loans	277,789	600,000

Guaranty Bank	24,738	50,000		Coupon rate of underlying loans, less debenture rate	[7]	N/A	[8]
Total secured borrowings - eligible GNMA loan repurchases	24,738	50,000

Barclays Bank PLC	64,691	300,000		LIBOR plus applicable margin		February 2017	[11]
Bank of America, N.A.	214,969	425,000	[4]	LIBOR plus applicable margin		August 2017
EverBank	35,734	125,000		LIBOR plus applicable margin		January 2017	[9]

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Wells Fargo Bank N.A.	56,140	140,000		LIBOR plus applicable margin	January 2017	[10]
Total mortgage repurchase borrowings	371,534	990,000

Merchants Bank of Indiana - Warehouse Line of Credit	170	2,000		Prime plus 1.00%	July 2017
Total warehouse lines of credit	170	2,000

Barclays Bank PLC - MSRs Secured	15,128	—	[5]	LIBOR plus applicable margin	February 2017	[11]
EverBank - MSRs Secured	41,770	—	[6]	LIBOR plus applicable margin	January 2017	[9]
Total secured borrowings - MSRs	56,898	—

Total	$731,129	$1,642,000

1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $10,000.
2 Merchants Bank of Indiana will periodically constrain the aggregate maximum borrowing capacity. During the year ended December 31, 2016, the lowest amount to which the aggregate maximum borrowing capacity was limited approximated $550,000. The highest amount to which it was expanded approximated $700,000. At December 31, 2016, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity referred to in Note 2 above.
4 The Bank of America maximum borrowing includes $200,000 of mortgage repurchase and $225,000 of mortgage gestation repurchase facilities.
5 Governed by the Barclays Bank PLC maximum borrowing capacity of $300,000, with a sub-limit of $60,000.
6 Governed by the EverBank maximum borrowing capacity of $125,000, with a sub-limit of $60,000.
7 Borrowing carries an interest rate of the coupon rate of the underlying mortgage loans, less the debenture rate funded by Guaranty Bank.
8 Borrowing matures no later than four years from the date of most recent purchase from GNMA pools.
9 On January 6, 2017 the Company amended its mortgage repurchase financing agreement with EverBank to extend the maturity date to January 5, 2018.
10 On January 18, 2017 the Company amended its mortgage repurchase agreement with Wells Fargo Bank N.A. to extend the maturity date to January 30, 2018.
11 On February 21, 2017 the Company amended its agreements with Barclays Bank to extend the maturity date to July 31, 2017.

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

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

On March 1, 2016, the Company amended its mortgage repurchase financing with EverBank to decrease the amount available under the line from $150,000 to $125,000, and decrease the MSR sublimit from $70,000 to $60,000. On October 24, 2016, the Company amended this facility to extend the maturity date to January 7, 2017. On January 6, 2017 the Company amended its mortgage repurchase financing agreement with EverBank to extend the maturity date to January 5, 2018.

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

On June 17, 2016, the Company amended its operating line of credit agreement with Merchants to temporarily increase the maximum borrowing capacity from $5,000 to $10,000 through August 31, 2016, which was extended on August 30, 2016 through November 15, 2016 when it reverted back to $5,000. On November 30, 2016, the Company renewed at $10,000 through January 15, 2017, reverting to $5,000 after January 15, 2017 through the remainder of the renewal period. On December 31, 2016, the Company renewed its operating line of credit agreement with Merchants at $10,000 through its maturity date of July 31, 2017.

On July 29, 2016, the Company amended its master participation agreement, warehouse and security agreement and operating line of credit facilities with Merchants to extend their maturity dates to July 31, 2017.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

On December 15, 2016, the Company amended its master repurchase agreement with Barclays to extend the maturity date to February 20, 2017.

The Company reviews and monitors its operating lines of credit during the quarter and amends the borrowing capacity and maturity date throughout the quarter based on current operations.

As of December 31, 2016, the Company was in breach of certain debt covenants with respect to the master repurchase and master loan purchase and servicing agreements with Barclays and Guaranty Bank, respectively, due to failure to reporting certain loss mitigation data to HUD timely, leading to the Company's Tier II rating being lowered temporarily to Tier III during the current reporting period. The Company has corrected the reporting submission failure and waivers were obtained from both lenders for third-quarter reporting; however, the reporting errors carried over into the fourth quarter reporting period, leaving the rating at Tier III. The Barclays agreement has been amended to allow for a Tier III ranking through the extended maturity date of the debt agreement of February 20, 2017 and a waiver of the covenant is effective through March 31, 2017 for the Guaranty Bank agreement. The Company does not anticipate that the breach will have a material effect on the Company's financial condition or the Company's ability to utilize these funding sources going forward.

The above mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of December 31, 2016 and December 31, 2015, the Company was in compliance with the covenants contained in these agreements, except as discussed above. The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

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

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014

Balance at beginning of period	$5,536	$4,967	$3,709
Provision for mortgage repurchases and indemnifications - new loan sales[1]	2,649	3,378	2,415
Provision for mortgage repurchases and indemnifications - change in estimate[2]	(1,500)	592	822
Losses on repurchases and indemnifications	(1,152)	(3,401)	(1,979)
Balance at end of period	$5,533	$5,536	$4,967

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

As part of our ongoing risk management and monitoring activities, we continuously evaluate and make necessary enhancements to our methodology and assumptions to estimate the losses inherent from our repurchase and indemnification exposure. Such changes generally reflect changes in key assumptions, such as the level of loan sales, the party to whom the loans are sold, the expectation of severity of loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. After evaluating the assumptions, the composition of loans originated, quality control standards, current trends, historical repurchase requests and the passage of time, we reduced our repurchase reserve by $1,500 during the year ended December 31, 2016 to reflect loans where the repurchase provision expired and to reflect our best estimate of possible future requests. We believe the analysis used to evaluate future expected repurchase exposure is appropriate and our period-end repurchase reserve balance is adequate.

16. Related Party Transactions

On September 1, 2015, the Company entered into a consulting agreement with its former CEO for services following the termination of his employment with the Company, commencing September 11, 2015 through March 11, 2016, for which he received a monthly retainer of $10 for up to 40 hours of service per month, with services exceeding forty hours in any month to be compensated at an hourly rate. The total fees amounted to $30 for both the years ended December 31, 2016 and 2015, and are included in "General and administrative expenses" on the Company's consolidated statements of operations. As of December 31, 2015, the Company had $10 of amounts due to the former CEO related to this agreement, which is included in "Other liabilities" on the Company's consolidated balance sheets. There were no amounts due to the former CEO as of December 31, 2016.

On September 1, 2015, the Company entered into a letter agreement with its Chairman of the Board to employ him, effective as of September 10, 2015, on an at-will basis as Interim Chief Executive Officer, for which he received a base salary at a weekly rate of $11 (effective as of August 31, 2015). On April 27, 2016, he was granted a special transition award at the completion of his service as Interim Chief Executive Officer paid in the form of a restricted stock unit award for 178,891 shares of common stock, that vests in full on the third anniversary of grant (or earlier upon a change in control, termination for death or disability, or termination (other than for cause or separation) after the first anniversary of the grant date). He was also entitled to reimbursement of reasonable expenses incurred for his travel and housing in connection with the performance of his duties. During the period of his employment, he was also entitled to all standard employee benefits afforded to Stonegate’s executive employees. The total compensation amounted to $183 and $185 for the years ended December 31, 2016 and 2015, respectively,

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

and is included in "Salaries, commissions and benefits" on the Company's consolidated statements of operations. He served as Interim Chief Executive Officer until April 18, 2016 and as an employee until April 30, 2016.

17. Income Taxes

The components of income tax (benefit) from continuing operations are as follows for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Current federal income tax expense	$—	$—	$—
Current state income tax (benefit) expense	(122)	217	115
Deferred federal income tax (benefit) expense	954	(5,714)	(12,851)
Deferred state income tax (benefit) expense	(951)	(36)	(200)
Total income tax (benefit)	$(119)	$(5,533)	$(12,936)

The following is a reconciliation of income tax (benefit) from continuing operations recorded on the Company's consolidated statements of operations to the expected statutory federal corporate income tax rates for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016		2015		2014
	$	%	$	%	$	%
Statutory federal income tax (benefit)	$(1,120)	35.0%	$(7,620)	35.0%	$(13,427)	35.0%
State income tax (benefit) expense, net of federal tax (benefit)	(122)	3.8%	(779)	3.6%	(1,520)	4.0%
State tax refunds - amended returns	(219)	6.8%	—	—%	—	—%
Non-deductible expenses	104	(3.2)%	124	(0.6)%	171	(0.5)%
Equity compensation forfeiture	71	(2.2)%	2,070	(9.5)%	—	—%
Valuation allowance	(657)	20.5%	1,554	(7.1)%	—	—%
Uncertain tax positions	(329)	10.3%	583	(2.7)%	—	—%
State tax rate adjustment to state deferred	2,110	(65.9)%	(1,234)	5.7%	1,801	(4.7)%
Other	43	(1.4)%	(231)	1.0%	39	(0.1)%
Total income tax (benefit)	$(119)	3.7%	$(5,533)	25.4%	$(12,936)	33.7%

The tax effects of significant temporary differences which gave rise to the Company's deferred tax assets and liabilities are as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred tax assets relating to:
Net operating loss carryforwards	$71,478	$68,996
Intangible assets	495	533
Reserve for mortgage repurchases and indemnifications	2,194	2,134
Stock-based compensation	1,724	1,302
Deferred rent and leasehold improvements	730	706
Vacation accrual and contributions	293	536
Loans held for sale and related derivatives	31,973	22,342
Accrued Other	$582	$—
Bad debts	—	240
Tax credits	5	5
Total gross deferred tax assets	$109,474	$96,794
Less: valuation allowance	(896)	(1,554)
Less: FIN 48 reserve	(255)	(582)

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

	December 31,
	2016	2015
Total net deferred tax assets	$108,323	$94,658

Deferred tax liabilities relating to:
Mortgage servicing rights	$110,316	$96,392
Property and equipment	189	514
Goodwill	205	116
Other intangible assets	71	—
Total deferred tax liabilities	$110,781	$97,022
Net deferred tax liabilities	$2,458	$2,364

During the years ended December 31, 2016 and 2015, the Company recognized an income tax benefit from continuing operations of $119 and $5,533, respectively, which represented effective tax rates of 3.7% and 25.4%, respectively. The income tax benefit from continuing operations for the year ended December 31, 2015 includes the impact of recording a $1,554 valuation allowance to offset our deferred tax assets, as we determined that it was more likely than not that a portion of our deferred tax assets will not be realized (see additional discussion below). In 2016, the Company released $657 after consideration of relevant current facts and circumstances and made a determination that the federal valuation allowance recorded in prior quarters during 2016 was no longer required. The remaining balance of $896 as of December 31, 2016 reflects the state valuation allowance. Additionally, the decrease in the effective tax rate in the current period is due to adjustments to state net deferred tax liabilities based on an increased state effective tax rate and provision to tax return adjustments.

As of December 31, 2016, the Company had total company federal and state net operating loss carryforwards of $182,979 and $142,143, respectively. The Company's federal and state net operating loss carryforwards are available to offset future taxable income and expiring from 2029 to 2036. As of December 31, 2015, the Company had total company federal and state net operating loss carryforwards of $176,137 and $150,481, respectively. During the year ended December 31, 2015, the Company entered into a three-year cumulative loss position. As a result of the cumulative loss position and changes in the Company's level of activity in various states, the Company has recorded a state valuation allowance of $896 as of December 31, 2016 and $1,554 as of December 31, 2015. In future periods, the allowance could be adjusted if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will or will not be realized.

ASC 740-10, Income Taxes, requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2016, the Company accrued a liability for uncertain tax positions of $254 against the Company’s state NOL carryforward balances. The following is a reconciliation of the ASC 740-10 unrecognized tax positions:

	Years Ended December 31,
	2016	2015	2014
Balance at the beginning of year	$583	$—	$—
Increases/(decreases) for tax positions of prior years	(329)	583	—
Balance at end of year	$254	$583	$—

As of December 31, 2016, the Company had $254 of gross unrecognized tax benefits which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.

The Company is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

18. Commitments and Contingencies

Commitments to Extend Credit

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2016 and December 31, 2015 approximated $800,168 and $1,169,768, respectively, in estimated principal loan amount. The related fair value of these commitments are recognized in the consolidated balance sheet within either “Derivative assets" or "Derivative liabilities".

Leases
The Company leases office space and equipment under non-cancelable operating agreements expiring through October 2022. Rent expense related to continuing operations amounted to $4,371, $5,621 and $5,936 for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense related to discontinued operations amounted to $4,956 and $3,301 for the years ended December 31, 2015 and 2014, respectively. Future minimum rental payments under the leases having an initial or remaining non-cancelable term in excess of one year are as follows at December 31, 2016:

2017	$6,532
2018	5,420
2019	3,888
2020	2,194
2021	1,487
Thereafter	1,239
Total minimum rental payments [1]	$20,760
1 Total minimum rental payments presented above do not include sublease revenue amounts. Sublease revenue amounts for the years 2017 through 2020 are $763, $659, $567 and $131, respectively.

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

The Company met all minimum net worth requirements to which it was subject as of December 31, 2016 and 2015. The Company’s required and actual net worth amounts are presented in the following table:

	December 31, 2016		December 31, 2015
	Net Worth [1]	Net Worth Required	Net Worth [1]	Net Worth Required
HUD	$253,532	$2,500	$254,725	$2,500
GNMA	$253,532	$36,631	$254,725	$29,742
FNMA	$253,532	$12,617	$254,725	$16,172
FHLMC	$253,532	$9,794	$254,725	$13,624
Various States	$253,532	$ 0-1,000	$254,725	$ 0-1,000
1 Calculated in compliance with the respective agencies' or states' requirements.

Litigation

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of December 31, 2016, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

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

Other Contingencies

During 2013, the Company became aware that it had purchased certain refinancing loans, with a total principal amount of $5,163, from a correspondent lender where the prior mortgage loan on the property securing the mortgage loan that was purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of the Company’s process in purchasing a mortgage loan from a correspondent, it generally requires that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these purchased loans. As a result, the Company believes the borrower is insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. The Company believes that its procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage loan and that the Company’s practice of obtaining closing protection letters is appropriate to protect it in these situations. The Company reached a settlement with the title company during 2016. The Company received cash consideration in connection with this settlement, which was recognized in "Interest and other income" on its consolidated statements of operations. During the year ended December 31, 2016, the Company also recorded an impairment of the purchased loans in substantially the same amount as the settlement income recognized. This impairment was recorded in "General and administrative expense" on its consolidated statements of operations, and represented the carrying value of the purchased loans at the time of the settlement. As a result of recording the settlement income and the impairment for substantially the same amount, there was an immaterial impact to the Company's overall consolidated statements of operations.

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

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

Use of Capital and Common Stock Repurchases

The Company had no preferred stockholders during the years ended December 31, 2016, 2015 and 2014. The Company does not expect to pay dividends on its common stock for the foreseeable future. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Company’s Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Common stock repurchases are discretionary as the Company is under no obligation to repurchase shares. The Company may repurchase shares when it believes it is a prudent use of capital. There were no repurchases of common stock during the years ended December 31, 2016, 2015 or 2014.

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

On August 29, 2013, the Company adopted the 2013 Omnibus Incentive Plan (the "2013 Plan") for employees and consultants. The 2013 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), SARs, restricted stock, restricted stock units, dividend equivalent rights, other stock-based or cash-based awards (collectively, “awards”), with each grant evidenced by an award agreement providing the terms of the award. Incentive stock options may be granted only to employees; all other awards may be granted to employees and consultants. Non-employee directors are not permitted to participate in the 2013 Plan. The 2013 Plan is applicable to all awards granted on or after August 29, 2013 and replaced the 2011 Plan. No new stock-based compensation grants were made under the 2011 Plan after the adoption of the 2013 Plan. The terms and conditions of awards granted under the 2011 Plan prior to the adoption of the 2013 will not be affected by the adoption of the 2013 Plan, and the 2011 Plan will remain effective with respect to such awards. Upon adoption on August 29, 2013, a total of 419,250 shares of the Company's common stock were reserved and available for issuance under the 2013 Plan, which included the 315,925 remaining number of shares available for grant under the 2011 Plan.

On June 29, 2016, the Company adopted the 2016 Omnibus Incentive Plan (the "2016 Plan") for employees and consultants. The 2016 Plan does not contain any material substantive differences from the 2013 Omnibus Incentive Compensation Plan (the "2013 Plan"), other than the shares available for issuance. Upon adoption on June 29, 2016, a total of 200,000 shares of the Company's common stock were reserved and available for issuance under the 2016 Plan. As of December 31, 2016, 104,418 shares and 100,000 shares were available for future grants under the 2013 Plan and 2016 Plan, respectively.

Additionally, on June 29, 2016, the Company amended the 2013 Non-Employee Director Plan to increase the number of shares available for issuance by 200,000 shares to 304,812 shares. As of December 31, 2016, 123,133 shares were available for future grants under this plan.
The Company’s current policy for issuing shares of its common stock upon exercise of stock options or vesting of restricted stock units is to either issue new shares or repurchase outstanding shares of its common stock to settle stock option exercises. The Company currently has no plans to repurchase shares of its common stock.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Stock Options

Nonqualified stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Nonqualified stock options generally vest over four equal installments and have a term of ten years from the grant date. Stock options granted do not contain any voting or dividend rights prior to exercise. The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period.

A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	361,594	$13.72
Forfeited or expired	(53,740)	15.69
Outstanding at December 31, 2016	307,854	13.37	6.0	$203
Exercisable at December 31, 2016	256,265	$12.44	5.9	$203

There were no options exercised during the years ended December 31, 2016, 2015 or 2014.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. There were no options granted during the years ended December 31, 2016 and 2015. The following assumptions were used to estimate the fair value of options granted during the year ended December 31, 2014:

Years Ended December 31,
2014
Fair value of underlying common stock	$14.04
Volatility	41.30%
Dividend yield	—%
Risk-free interest rate	2.01%
Expected term (years)	6.25

The weighted average grant-date fair value per share of the stock options granted during the year ended December 31, 2014 was $6.07.

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

A summary of the nonvested stock option activity for the year ended December 31, 2016 is as follows:

	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	126,661	$7.05
Vested	(51,588)	7.27
Forfeited or expired	(23,484)	6.07
Nonvested at December 31, 2016	51,589	$7.27

Restricted Stock Units

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Restricted stock units are granted for a fixed number of shares with a fair value equal to the fair value of the Company's common stock at the grant date and generally vest over three equal installments. Restricted stock units granted do not contain any voting or dividend rights prior to vesting. The Company recognizes compensation expense associated with the restricted stock units using the straight-line method over the requisite service period.

A summary of the restricted stock unit grants for each of the years in the period ended December 31 is as follows:

	2016	2015	2014
Units granted	418,379	151,843	10,448
Weighted average grant date fair value per share	$4.90	$8.82	$13.65
Weighted average vesting period (years)	2.4	1.1	2.9

A summary of the nonvested restricted stock unit activity for the year ended December 31, 2016 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	94,630	$9.37
Granted	418,379	4.90
Vested	(123,982)	6.32
Forfeited	(11,737)	17.04
Nonvested at December 31, 2016	377,290	$5.16

The total fair value of restricted stock units converted into common stock was $248, $89 and $200 during the years ended December 31, 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $1,403, $3,823 and $3,253, respectively. As of December 31, 2016, 2015 and 2014, the Company recognized related tax benefits of $1,724, $1,302 and $2,087, respectively. Total unrecognized stock-based compensation costs related to nonvested stock options and restricted stock units as of December 31, 2016 was $141 and $1,502, respectively, and will be recognized using the straight-line method over the weighted average remaining requisite service periods of 0.4 and 2.0 years, respectively.

21. Retirement Benefit Plans

The Company maintains 401(k) profit sharing plans covering substantially all employees. Employees may contribute amounts subject to certain IRS and plan limitations. The Company may make discretionary matching and non-elective contributions, subject to certain limitations. During the years ended December 31, 2016, 2015 and 2014, the Company contributed $1,800, $2,574 and $1,873, respectively, to the 401(k) profit sharing plans related to its continuing operations. During the years ended December 31, 2015 and 2014, the Company contributed $620 and $402, respectively, to the 401(k) profit sharing plans related to its discontinued operations. The Company did not contribute to the 401(k) profit sharing plans related to discontinued operations during the year ended December 31, 2016.

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

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

allocated to each individual segment. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel.

Financial highlights by segment are as follows:

	Total Assets
	December 31, 2016	December 31, 2015
Originations	$589,938	$647,287
Servicing	391,967	353,097
Financing	158,199	232,061
Other/Eliminations[1]	36,638	48,181
Total	$1,176,742	$1,280,626
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Year Ended December 31, 2016
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$117,068	$1,168	$—	$(10)	$118,226
Changes in mortgage servicing rights valuation	—	(12,666)	—	—	(12,666)
Payoffs and principal amortization of mortgage servicing rights	—	(34,247)	—	—	(34,247)
Loan origination and other loan fees	19,661	—	1,751	21	21,433
Loan servicing fees	—	50,233	—	—	50,233
Interest income	20,504	618	7,535	4,323	32,980
Total revenues	157,233	5,106	9,286	4,334	175,959

Expenses
Salaries, commissions and benefits	62,272	6,518	1,715	24,933	95,438
General and administrative expense	10,306	2,654	855	16,039	29,854
Interest expense	18,189	2,760	2,235	4,079	27,263
Occupancy, equipment and communication	7,710	1,663	244	6,874	16,491
Depreciation and amortization	7,837	575	407	1,295	10,114
Corporate allocations	22,018	3,468	506	(25,992)	—
Total expenses	128,332	17,638	5,962	27,228	179,160
Income (loss) from continuing operations before taxes	$28,901	$(12,532)	$3,324	$(22,894)	$(3,201)

	Year Ended December 31, 2015
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$142,772	$(1,088)	$—	$135	$141,819
Changes in mortgage servicing rights valuation	—	(30,395)	—	—	(30,395)
Payoffs and principal amortization of mortgage servicing rights	—	(41,529)	—	—	(41,529)
Loan origination and other loan fees	22,751	—	1,205	—	23,956
Loan servicing fees	—	54,772	—	—	54,772
Interest income	26,729	124	7,111	153	34,117
Total revenues	192,252	(18,116)	8,316	288	182,740

Expenses

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Salaries, commissions and benefits	78,885	8,200	1,962	27,294	116,341
General and administrative expense	13,851	2,063	866	15,480	32,260
Interest expense	19,347	7,904	3,259	553	31,063
Occupancy, equipment and communication	7,422	1,976	250	7,222	16,870
Depreciation and amortization	5,581	455	411	1,533	7,980
Corporate allocations	25,313	3,571	361	(29,245)	—
Total expenses	150,399	24,169	7,109	22,837	204,514
Income (loss) from continuing operations before taxes	$41,853	$(42,285)	$1,207	$(22,549)	$(21,774)

	Year Ended December 31, 2014
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$133,405	$—	$—	$(15)	$133,390
Changes in mortgage servicing rights valuation	—	(55,842)	—	—	(55,842)
Payoffs and principal amortization of mortgage servicing rights	—	(23,735)	—	—	(23,735)
Loan origination and other loan fees	24,193	—	455	(67)	24,581
Loan servicing fees	—	44,407	—	—	44,407
Interest income	32,271	—	3,280	(315)	35,236
Total revenues	189,869	(35,170)	3,735	(397)	158,037

Expenses
Salaries, commissions and benefits	84,722	5,972	1,726	23,780	116,200
General and administrative expense	10,593	1,378	596	21,978	34,545
Interest expense	21,904	3,251	1,049	(197)	26,007
Occupancy, equipment and communication	6,793	1,794	231	5,783	14,601
Depreciation and amortization	1,093	84	479	3,392	5,048
Corporate allocations	26,619	3,279	160	(30,058)	—
Total expenses	151,724	15,758	4,241	24,678	196,401
Income (loss) from continuing operations before taxes	$38,145	$(50,928)	$(506)	$(25,075)	$(38,364)

23. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2016
Total revenues	$4,976	$26,494	$66,277	$78,212
Total expenses	$44,282	$43,617	$50,421	$40,840
(Loss) income from continuing operations before income tax expenses	$(39,306)	$(17,123)	$15,856	$37,372
(Loss) income from continuing operations, net of tax	$(37,523)	$(17,152)	$15,574	$36,019
(Loss) income from discontinued operations, net of tax	$—	$—	$—	$—
Net (loss) income	$(37,523)	$(17,152)	$15,574	$36,019
Basic (loss) earnings per share[1]:
From continuing operations	$(1.45)	$(0.66)	$0.60	$1.39
From discontinued operations	$—	$—	$—	$—
Total basic (loss) earnings per share	$(1.45)	$(0.66)	$0.60	$1.39
Diluted (loss) earnings per share[1]:
From continuing operations	$(1.45)	$(0.66)	$0.60	$1.39
From discontinued operations	$—	$—	$—	$—
Total diluted (loss) earnings per share	$(1.45)	$(0.66)	$0.60	$1.39
2015
Total revenues	$34,920	$75,446	$25,557	$46,817
Total expenses	$50,799	$54,702	$54,852	$44,161
(Loss) income from continuing operations before income tax expenses	$(15,879)	$20,744	$(29,295)	$2,656
(Loss) income from continuing operations, net of tax	$(9,668)	$12,564	$(20,190)	$1,053
(Loss) income from discontinued operations, net of tax	$(1,451)	$(1,430)	$(2,614)	$(534)
Net (loss) income	$(11,119)	$11,134	$(22,804)	$519
Basic (loss) earnings per share[1]:
From continuing operations	$(0.38)	$0.49	$(0.78)	$0.04
From discontinued operations	$(0.05)	$(0.06)	$(0.10)	$(0.02)
Total basic (loss) earnings per share	$(0.43)	$0.43	$(0.88)	$0.02
Diluted (loss) earnings per share[1]:
From continuing operations	$(0.38)	$0.49	$(0.78)	$0.04
From discontinued operations	$(0.05)	$(0.06)	$(0.10)	$(0.02)
Total diluted (loss) earnings per share	$(0.43)	$0.43	$(0.88)	$0.02
1 Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters' earnings (loss) per share may not equal the total computed for the year.

24. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 9, 2017, the date on which the financial statements were issued.

Stonegate Mortgage Corporation
Notes to Consolidated Financial Statements
December 31, 2016

Proposed Merger with Home Point Financial

As discussed in Note 1, "Organization and Operations", on January 26, 2017, the Company entered into a Merger Agreement with Home Point Financial and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving entity. Under the terms of the Merger Agreement, each outstanding share of our common stock (other than certain excluded shares) will be converted into the right to receive $8.00 in cash, without interest, less any applicable tax withholdings, which represents a per share premium of approximately 61 percent over our 90-day volume weighted average price on January 26, 2017 and 34 percent over our closing price per share on January 26, 2017.

The Company's Board of Directors unanimously approved the Merger following a comprehensive review of the transaction and strategic alternatives. The Merger is subject to certain customary closing conditions, including, among other things, approval by the Company's stockholders and regulatory approvals. The Merger is expected to close by the end of the second quarter of 2017.

In connection with the entry by the Company into the Merger Agreement, on January 26, 2017, the Board of Directors of the Company adopted a Tax Asset Protection Plan (the “Plan”) with Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. The Plan is designed to protect the Company's tax assets during the period prior to the closing of the Merger. As of December 31, 2016, the Company had approximately $183.0 million in net operating loss carryforwards for U.S. federal income tax purposes.

Other Subsequent Events

On January 6, 2017 the Company amended its mortgage repurchase financing agreement with EverBank to extend the maturity date to January 5, 2018.

On January 18, 2017 the Company amended its mortgage repurchase agreement with Wells Fargo Bank N.A. to extend the maturity date to January 30, 2018.

On February 21, 2017 the Company amended its agreements with Barclays Bank to extend the maturity date to July 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, we implemented a new general ledger which was integrated into our financial reporting process. The implementation was not made in response to any deficiency in our internal controls. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new system.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our Form 10-K/A, which will be filed with the Securities and Exchange Commission ("SEC") on or prior to May 1, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as Compensation Committee Report, are incorporated herein by reference from our Form 10-K/A, which will be filed with the SEC on or prior to May 1, 2017.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement filed on February 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and director independence, is incorporated herein by reference from our Form 10-K/A, which will be filed with the SEC on or prior to May 1, 2017.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our Form 10-K/A, which will be filed with the SEC on or prior to May 1, 2017.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Our consolidated financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 and the notes thereto, together with the reports of the independent registered public accounting firms on those consolidated financial statements are filed within Item 8 in Part II of this Annual Report on Form 10-K.

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

ITEM  16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stonegate Mortgage Corporation
Registrant

Date: March 9, 2017	By:	/S/ Carrie P. Preston
Carrie P. Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ James V. Smith	President and Chief Executive Officer	March 9, 2017
James V. Smith

/S/ Carrie P. Preston	Chief Financial Officer	March 9, 2017
Carrie P. Preston	(Principal Financial and Accounting Officer)

/S/ Richard A. Kraemer	Director	March 9, 2017
Richard A. Kraemer

/S/ Kevin B. Bhatt	Director	March 9, 2017
Kevin B. Bhatt

/S/ James G. Brown	Director	March 9, 2017
James G. Brown

/S/ Sam Levinson	Director	March 9, 2017
Sam Levinson

/S/ Richard A. Mirro	Director	March 9, 2017
Richard A. Mirro

/S/ Joseph Scott Mumphrey	Director	March 9, 2017
Joseph Scott Mumphrey

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated January 26, 2017, by and among Stonegate Mortgage Corporation, Home Point Financial Corporation and Longhorn Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 27, 2017)

2.2
Stock Purchase Agreement, dated as of November 13, 2013, by and among Stonegate Mortgage Corporation, Crossline Capital, Inc. and Timothy R. Elkins (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 19, 2013 (File No. 001-36116))

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2	Fourth Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 27, 2017)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

4.2	Form of Indenture (incorporated by reference to Exhibit 4.5 of Stonegate Mortgage Corporation S-3 filed January 14, 2015 (File No. 001-201507))

4.3
Tax Asset Protection Plan, dated as of January 26, 2017, between the Registrant and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 27, 2017)

10.1
Registration Rights Agreement, dated as of May 15, 2013, between Stonegate Mortgage Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.1 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.2†
Stonegate Mortgage Corporation Amended and Restated 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.3†
Option Agreement, dated as of May 15, 2013, between Stonegate Mortgage Corporation and James J. Cutillo (incorporated by reference to Exhibit 10.3 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

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
10.12
Purchase/Placement Agreement, dated as of May 8, 2013, between Stonegate Mortgage Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.10 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.13
Amendment No. 1 to Investor Rights Agreement, dated as of May 15, 2013, between Stonegate Mortgage Corporation and Stonegate Investors Holdings LLC (incorporated by reference to Exhibit 10.12 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.14
Amendment No. 2 to Investor Rights Agreement, dated as of September 29, 2013, between Stonegate Mortgage Corporation and Stonegate Investors Holdings LLC (incorporated by reference to Exhibit 10.23 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.15
Amendment No. 1 to Amended and Restated Shareholders’ Agreement, dated as of May 15, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and certain Other Stockholders (incorporated by reference to Exhibit 10.14 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.16
Amendment No. 2 to Amended and Restated Shareholders’ Agreement, dated as of September 29, 2013, among Stonegate Mortgage Corporation, Stonegate Investors Holdings LLC, and certain Other Stockholders (incorporated by reference to Exhibit 10.24 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.17
Master Repurchase Agreement, dated as of February 28, 2013, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.16 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.18
Amendment No. 1 to Master Repurchase Agreement, dated as of May 12, 2014, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.19 to Stonegate Mortgage Corporation's Annual Report on Form 10-K filed for the year ended December 31, 2014)

10.19
Amendment No. 2 to Master Repurchase Agreement dated as of June 10, 2015, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.20 to Stonegate Mortgage Corporation's Annual Report on Form 10-K filed for the year ended December 31, 2015)

10.20
Mortgage Loan Participation Purchase and Sale Agreement, dated June 24, 2013, by and between Stonegate Mortgage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.21
Amendment No. 4 to Master Loan Participation Purchase and Sale Agreement, dated as of May 12, 2014, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.21 to Stonegate Mortgage Corporation's Annual Report on Form 10-K filed for the year ended December 31, 2014)

10.22
Amendment No. 5 to Master Loan Participation Purchase and Sale Agreement, dated as of November 4, 2014, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.22 to Stonegate Mortgage Corporation's Annual Report on Form 10-K filed for the year ended December 31, 2014)

10.23
Amendment No. 6 to Master Loan Participation Purchase and Sale Agreement, dated as of March 2, 2015, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.3 to Stonegate Mortgage Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2015)

10.24
Amendment No. 8 to Master Loan Participation Purchase and Sale Agreement, dated as of June 10, 2015, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.25 to Stonegate Mortgage Corporation's Annual Report on Form 10-K filed for the year ended December 31, 2015)

10.25
Amendment No. 10 to Master Loan Participation Purchase and Sale Agreement, dated as of November 27, 2015, by and between Bank of America, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.25 to Stonegate Mortgage Corporation's Annual Report on Form 10-K filed for the year ended December 31, 2015)

10.26
Master Repurchase Agreement, dated as of December 24, 2012, between Barclays Bank PLC and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.19 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

10.27
Amendment No. 2 to Master Repurchase Agreement, dated as of December 16, 2014, between Stonegate Mortgage Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.24 to Stonegate Mortgage Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2014)

10.28
Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 24, 2012, between Stonegate Mortgage Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.20 to Stonegate Mortgage Corporation S-1 filed September 6, 2013 (File No. 333-191047))

Exhibit Number	Description

10.29
Amended and Restated Master Participation Agreement, dated as of July 1, 2013, between Stonegate Mortgage Corporation and Merchants Bank of Indiana (incorporated by reference to Exhibit 10.22 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

10.30
Revolving Subordinated Loan Agreement, dated April 15, 2014, between Merchants Bancorp and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.27 to Stonegate Mortgage Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2014)

10.31
Line of Credit Promissory Note, dated August 29, 2014, by Stonegate Mortgage Corporation for the benefit of Merchants Bank of Indiana (incorporated by reference to Exhibit 10.28 to Stonegate Mortgage Corporation’s Annual Report on Form 10-K filed for the year ended December 31, 2014)

10.32
Master Repurchase Agreement and Securities Contract, dated January 29, 2015, by and between Wells Fargo Bank, N.A. and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.1 to Stonegate Mortgage Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2015)

10.33
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

10.35
Master Loan Purchase and Servicing Agreement, dated September 11, 2015, by and between Guaranty Bank and Stonegate Mortgage Corporation (incorporated by reference to Exhibit 10.1 to Stonegate Mortgage Corporation’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2015)

10.36	Fourth Amended and Restated Loan and Security Agreement, dated as of January 6, 2017, between EverBank and Stonegate Mortgage Corporation

10.37	Amended and Restated Master Repurchase Agreement, dated as of November 10, 2015, between EverBank and Stonegate Mortgage Corporation

10.38†
Separation and Release Agreement, by and between Stonegate Mortgage Corporation and James J. Cutillo, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015)

10.39†
Consulting Agreement, by and between Stonegate Mortgage Corporation and James J. Cutillo, dated September 1, 2015 (incorporated by reference to Exhibit 10.2 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015)

10.40†
Letter Agreement between Stonegate Mortgage Corporation and Richard A. Kraemer, dated September 1, 2015 (incorporated by reference to Exhibit 10.3 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015)

10.41†
Offer Letter from Stonegate Mortgage Corporation to James V. Smith, dated August 28, 2015 (incorporated by reference to Exhibit 10.4 to Stonegate Mortgage Corporation’s Form 8-K filed on September 2, 2015)

10.42†	Stonegate Mortgage Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex I to the 2016 Proxy Statement on Schedule 14A filed on May 19, 2016)

10.43†	Amendment No. 1 to the Stonegate Mortgage Corporation 2013 Non-Employee Director Plan (incorporated by reference to Annex II to the 2016 Proxy Statement on Schedule 14A filed on May 19, 2016)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Indicates management contract or compensation plan