Form 10-K/A
period 2016-12-31
STONEGATE MORTGAGE CORP
filed 2017-04-17
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $41,939,772 based on the closing sale price of $3.36, as reported on the New York Stock Exchange.
As of March 31, 2017, 25,854,022 shares of the registrant's common stock, $0.01 par value, were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 9, 2017 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file a definitive proxy statement which involves the election of directors within 120 days of the end of our fiscal year ended December 31, 2016. The information required by Part III was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement which involves the election of directors if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10‑K/A because we no longer expect to file such a definitive proxy statement by such date, or have an annual shareholder meeting in 2017, due to the pending merger with Home Point Financial Corporation. Accordingly, this Amendment hereby amends and replaces in its entirety Part III of the Original Filing. In addition, the reference on the cover page of the Original Filing to the incorporation by reference to our definitive proxy statement into Part III is hereby deleted.

Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications by our principal executive officer and principal financial officer in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 9, 2017.

PART III
ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information as of March 31, 2017 with respect to our executive officers and directors:

James V. Smith	Carrie Preston
Chief Executive Officer and President	Chief Financial Officer
Age: 59 Executive since: 2015	Age: 46 Executive since: 2014
Director since: 2016
Mr. Smith  joined Stonegate Mortgage in September 2015 as President and Chief Operating Officer and was appointed Chief Executive Officer and President effective April 18, 2016. Effective November 4, 2016, Mr. Smith was appointed to serve as a member of the Board of Directors. Mr. Smith has over 25 years’ experience in the mortgage and consumer finance industry primarily focused on building and leading loan origination, operations and servicing platforms. Prior to joining Stonegate Mortgage, he served as Director of US Mortgage Operations for Wipro Limited. Prior to his role at Wipro, Mr. Smith served as Senior Vice President with Bank of America Corporation where he was responsible for leading centralized loan operations centers located throughout the eastern and central United States. Prior to Bank of America, Mr. Smith held several executive leadership roles with Saxon Capital, Inc., including Senior Vice President of Mortgage Operations, Executive Vice President of National Production and President of Saxon Mortgage, Inc., where he led all US mortgage lending activities including Retail, Wholesale and Correspondent business channels. Mr. Smith received his Bachelor of Business Administration degree in Finance from Georgia State University in Atlanta, Georgia.

Ms. Preston joined Stonegate in October 2014 as the Chief Accounting Officer, leading our accounting and SEC reporting teams. Ms. Preston was appointed as the Chief Financial Officer effective March 4, 2016. Prior to joining Stonegate, Ms. Preston consulted with Stonegate Mortgage for Sarbanes-Oxley and financial reporting. She brings over twenty years of experience in accounting, auditing and financial reporting for publicly-traded companies, primarily in financial services and mortgage banking sector. She served as Chief Financial Officer of Union Mortgage Group, Inc. and Senior Vice President and Controller of Saxon Capital, Inc. She began her career at KPMG, assisting financial services and mortgage banking clients. Ms. Preston holds a Bachelor of Business Administration degree, with a concentration in accounting, from the College of William and Mary.

David Dill	Kelly Henry
Executive Vice President of Loan Servicing	Chief Risk Officer
Age: 53 Executive since: 2015	Age: 40 Executive since: 2015
Mr. Dill joined Stonegate in October 2015 as Executive Vice President of Loan Servicing. From 2013 to 2015, Mr. Dill was Chief Operating Officer for Supreme Lending, where he provided daily oversight of the organization at the executive level. From 2011 to 2013, Mr. Dill was Senior Managing Director at Newbold Advisors and from 2009 to 2011, he was Executive Vice President at Guardian Resolution Services, LLC. In all, Mr. Dill brings nearly 20 years of experience in mortgage servicing, building infrastructure, providing continuous process improvement procedures, and establishing a culture of accountability and cost management to his current position.

Ms. Henry joined Stonegate in February 2014 as SVP, Credit Administration from Flagstar Bank where she served as SVP, Director of Mortgage Underwriting Operations since 2008. Prior to that, she was Assistant Vice President, Government Loan Operations for CitiMortgage since 2004. Ms. Henry was appointed Chief Risk Officer effective December 15, 2015.  As Chief Risk Officer, she has full responsibility for leadership of the company’s risk and compliance functions and provides executive direction for implementation and execution of the organization’s operational risk and quality control functions. She holds an MBA from Michigan State University and has over 20 years industry experience.

John F. Macke	R. Douglas Gilmore
Executive Vice President of Capital Markets	Chief Information Officer
Age: 51 Executive since: 2012	Age: 49 Executive since: 2015
Mr. Macke joined Stonegate in January 2012 as Executive Vice President of Capital Markets. Mr. Macke served as our Chief Financial Officer from April 2013 to May 2014 at which time he returned to his current position of Executive Vice President of Capital Markets. From May 2010 to December 2011, Mr. Macke was the Executive Vice President and Chief Financial Officer of Americare Ambulance Service, a provider of emergent and non-emergent ambulance transportation. Prior to that, from May 2008 to January 2010, Mr. Macke was the Chief Financial Officer and Founder of Automated Call Technologies, a telecommunications transaction processing business. Additionally, from 1987 to 2006, Mr. Macke was with Irwin Mortgage, a residential mortgage lending company, where he was the senior vice president responsible for capital markets, strategy and business development. Mr. Macke was also the Chief Operating Officer of Freedom Mortgage after its acquisition of Irwin Mortgage. He holds an MBA from the Kelley School of Business at Indiana University and a BS degree in finance from the University of Dayton.

Mr. Gilmore joined Stonegate in January 2015 as Chief Information Officer responsible for leading the organization’s IT and technology efforts. Mr. Gilmore brings over 20 years of experience in information security, network architecture and systems engineering to the company. Prior to joining Stonegate Mortgage, he held a number of senior technology executive positions with companies. Most recently, he served as Chief Information Officer at ChaCha Search Inc. from November 2010 to January 2015 where he oversaw the 24/7/365 infrastructure and applications that serviced ChaCha’s 40+ million users, 60+ thousand guides.

Steve Landes	David E. Kress
Executive Vice President & Director of National Sales	General Counsel and Secretary
Age: 48 Executive since: 2008	Age: 48 Executive since: 2016
Mr. Landes joined Stonegate in February 2008 as Executive Vice President of Loan Origination, overseeing the company’s retail, wholesale and correspondent lending channels. In February 2014, Mr. Landes became President of NattyMac, LLC, Stonegate’s wholly-owned warehouse lending subsidiary, and in November 2015 he also assumed responsibility for Stonegate’s distributed retail, wholesale and correspondent sales channels as Director of National Sales. Mr. Landes’ experience in mortgage lending encompasses 22 years, including positions as Senior Vice President of Retail Lending at Novastar Mortgage from April 2000 to February 2006, where he was responsible for 4,500 employees in over 400 retail offices throughout the Unites States; CEO of Ampro Financial Services, a national title company, from March 2002 to August 2003 and Regional President for IndyMac Bank from February 2006 to January 2008, with responsibility for sales and operations of the wholesale and correspondent lending channels throughout the central United States. Mr. Landes holds a BS degree in finance from the University of Central Missouri.

Mr. Kress was named General Counsel and Secretary on November 4, 2016. Prior to that, he served as Associate General Counsel beginning in February 2014 and served as interim General Counsel since August 1, 2016. Prior to joining Stonegate, Mr. Kress worked in private practice for 15 years representing a variety of lenders and public companies in litigation and regulatory matters. Prior to joining Stonegate, Mr. Kress was a Partner at Benesch Friedlander Coplan and Aranoff LLP since 2010; prior to that, he was an Equity Partner, Litigation and Employment Law with Dann Pecar Newman & Kleiman PC from 2000 until its merger with Benesch in March 2010. Mr. Kress holds a Bachelor of Arts in Journalism and Criminal Justice from Indiana University, and a Juris Doctor from the Indiana University Robert H. McKinney School of Law.

James G. Brown	Richard A. Mirro
Age: 52 Director since: 2012	Age: 65 Director since: 2012
Committees Served: Audit (Chair), Compensation, Nominating and Corporate Governance
Mr. Brown is the co-founder and Managing Partner of Long Ridge Equity Partners, a private investment firm focused on the financial services industry and that is an affiliate of Stonegate, which he founded in July 2007. He is also a Managing Director of TH Lee Putnam Ventures, a technology-focused private equity firm, which he co-founded in August 1999. Mr. Brown has served as a director for Liquidnet’s Board of Directors since March 2000 and as a director for FXCM’s Board of Directors since January 2008. Mr. Brown graduated from New York University with a B.S. and graduated with honors from Wharton Business School of the University of Pennsylvania with a Masters of Business Administration. We believe Mr. Brown is qualified to serve on our Board because of his extensive experience investing in and serving on the boards of growth companies, and because of his deep understanding of our business. Mr. Brown was designated as a director nominee by Stonegate Investors Holdings, LLC pursuant to the Shareholders' Agreement (see below under "Other Information Regarding the Board").

Mr. Mirro brings over 35 years of industry experience to Stonegate’s Board. For six years, he served North American Mortgage Corporation as President and Chief Operating Officer (1996-1999) and then as Chairman and Chief Executive Officer (1999-2002). Prior to that, he spent a decade from February 1986 to August 1996, with Chase Manhattan Mortgage where he held a variety of titles, including Chief Operations Officer, Chairman and Chief Executive Officer. Mr. Mirro also served as the CEO of Fleet Mortgage from August 1996 to December 1996. Mr. Mirro earned his B.A. in economics from St. Vincent College and a Master of Arts in mathematical economics from Duquesne University. We believe Mr. Mirro is qualified to serve on our Board because he is an accomplished financial services executive with more than 30 years of experience in the mortgage banking arena. Mr. Mirro was initially designated as a director nominee by Stonegate Investors Holdings, LLC pursuant to the Shareholders' Agreement (see below under "Other Information Regarding the Board").

Sam D. Levinson	Kevin Bhatt
Age: 43 Director since: 2013	Age: 37 Director since: 2012
Committees Served: Audit, Compensation (Chair) and Nominating and Corporate Governance
Since 2004 Mr. Levinson has been a principal and managing partner at Glick Family Investments, a private family office located in New York, New York where he oversees private equity investments. Mr. Levinson has experience serving as a member on several boards and as a Chairman of the Audit Committee for Canary Wharf Group. Mr. Levinson has served as a director of Canary Wharf Group in London, a U.K. property developer and manager of office and retail space, since 2004; of Songbird Estates, Canary Wharf Group’s holding company, since 2004; of Coleman Cable Inc., a manufacturer of wire and cable, since 2005; of American European Group Insurance Company since 2006 and of Dynasty Financial Partners, LLC, which provides investment and technology platforms for independent financial, investment, and wealth management advisors, since 2011. Additionally, Mr. Levinson served as a director of West Coast Bancorp of Portland, Oregon from February 2011 until its sale in April 2013. Mr. Levinson is also the founder, president and controlling shareholder of Trapeze Inc., a real estate investment company, where he has served since 2002. We believe Mr. Levinson is qualified to serve on our Board because he is an experienced executive and director with numerous years of experience in the financial industry.

Mr. Bhatt is a partner of Long Ridge Equity Partners, a private investment firm focused on the financial services industry that is an affiliate of ours. Prior to joining Long Ridge in February 2010, he was a Vice President of AEA Investors, a leading middle market private equity firm, from July 2006 to February 2010. Mr. Bhatt earned his B.A. degree in economics with honors from Princeton University and his Master of Business Administration degree from Harvard Business School. We believe Mr. Bhatt is qualified to serve on our Board because of his numerous years of experience in the financial industry and deep understanding of our business. Mr. Bhatt was designated as a director nominee by Stonegate Investors Holdings, LLC pursuant to the Shareholders' Agreement (see below under "Other Information Regarding the Board").

J. Scott Mumphrey	Richard A. Kraemer
Age: 65 Director since: 2010	Age: 72 Director since: 2013
Committees Served: Audit, Compensation, Nominating and Corporate Governance (Chair)	Chairman of the Board
Mr. Mumphrey brings with him over 35 years of executive management experience which includes extensive expertise in long and short range strategic planning, development, operations and property management. He is currently a principal at Second Curve Partners, LLC, a private equity and advisory services firm he co-founded in 2009 focused on small to moderate sized companies. Additionally, Mr. Mumphrey has served as an organizational consultant to Beijing Hualian Group, a leading Chinese retail enterprise, from October 2012 until January 2015. Prior to founding Second Curve Partners, LLC, he worked for Simon Property Group, the largest real estate company in the world, as President of Simon Management Group from 2002 to 2009. He was also Executive Vice President of Property Management for Simon Property Group, Inc. from 1992 to 1999. Mr. Mumphrey joined Simon Property Group and Melvin Simon & Associates, Inc. in 1974. Mr. Mumphrey earned his B.S. degree in Business Administration from Louisiana State University. We believe Mr. Mumphrey is qualified to serve on our Board because of his extensive executive management experience, his advisory work with multiple startup companies, and his investment background.

Mr. Kraemer served as interim Chief Executive Officer of Stonegate from September 10, 2015 until April 18, 2016. Mr. Kraemer has over 35 years of experience from holding several senior executive positions at multiple banks and public companies as well as taking positions on several boards. Mr. Kraemer is a retired investor. Mr. Kraemer served as Chairman of the Board of Directors of Saxon Capital Inc., a publicly-traded mortgage real estate investment trust (“REIT”), from 2001 through 2006. Mr. Kraemer is a member of the Board of Directors of FBR Capital Markets. Mr. Kraemer also served as a trustee and member of the audit committee of American Financial Realty Trust (NYSE: AFR), a publicly-traded REIT, from 2002 to 2008, and he served as a director of Urban Financial Group, Inc. from 2001 to 2013. From 1996 to 1999, Mr. Kraemer was Vice Chairman of Republic New York Corporation, a publicly-traded holding company for Republic National Bank. From 1993 to 1996, Mr. Kraemer was Chairman and Chief Executive Officer of Brooklyn Bancorp, a publicly-traded holding company for Crossland Federal Savings Bank. Mr. Kraemer earned his Bachelor of Science degree in Business Administration with a major in Real Estate from Pace University, New York. We believe Mr. Kraemer is qualified to serve on our Board because of his executive expertise with financial institutions and his extensive board service of several publicly-traded companies.

Other Information Regarding the Board
Composition. Our current Code of Regulations (the “Regulations”) provides: (i) that our Board shall consist of not less than six and not more than nine directors as the Board or shareholders may from time to time determine; and (ii) for a staggered Board with two separate "classes" of directors which are comprised of at least three directors each. Our directors are divided into the following classes:

Class I	Class II
Kevin Bhatt	James G. Brown
J. Scott Mumphrey	Sam D. Levinson
Richard A. Kraemer	Richard A. Mirro
James V. Smith
Effective November 4, 2016, James V. Smith, President and Chief Executive Officer, was appointed to serve as a member of the Board.
Under our Amended and Restated Shareholders’ Agreement with Stonegate Investors Holdings, LLC (“Stonegate Investors Holdings”) and certain other shareholders, dated March 9, 2012 (as amended on May 15, 2013 and September 29, 2013, “Shareholders’ Agreement”), which is our largest shareholder, Stonegate Investors Holdings is entitled to nominate (i) two directors until the date on which their beneficial ownership of the Company’s common stock, par value $0.01 per share (“Common Stock”), falls below 15% of the outstanding shares of Common Stock and (ii) thereafter one director until the date on which their beneficial ownership of Common Stock falls below 10% of the outstanding shares of Common Stock. In addition, at least one Stonegate Investors Holdings nominated director will be on each committee of our Board until the date on which their beneficial ownership of Common Stock falls below 10% of the outstanding shares of Common Stock for so long as their representation on those committees is permitted by the corporate governance rules of the national securities exchange on which our shares of Common Stock are then listed.
Our Board has determined that Messrs. Mirro, Levinson, Kraemer and Mumphrey are our independent directors with independence being determined in accordance with the NYSE listing standards. Our independent directors meet regularly in executive sessions without members of management present. Our Chairman of the Board, Mr. Kraemer, leads those executive sessions.
Our Board believes its members collectively have or will have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our Company, a willingness to devote the necessary time to Board duties, a commitment to representing the best interests of our Company and our shareholders and a dedication to enhancing stockholder value.
Meetings. The Board met thirteen times during fiscal 2016. In addition, during fiscal 2016 the Audit Committee met eight times, the Nominating and Corporate Governance Committee met three times and Compensation Committee met five times. Other than Mr. Mirro, who attended 92% of the Board meetings, Mr. Bhatt, who attended 85% of the Board meetings, and Mr. Levinson, who attended 92% of the Board meetings, 64% of the Nominating and Corporate Governance Committee and 80% of the Compensation Committee meetings, all of the directors attended 100% of the Board and committee meetings on which he served during 2016. All of the directors who were serving on the Board at the time attended last year’s annual meeting of shareholders.
Committees. Our Board has three committees: (i) the Audit Committee; (ii) the Compensation Committee; and (iii) the Nominating and Corporate Governance Committee. Each of these committees consists of three members.

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Sam D. Levinson	Member	Chair	Member
Richard A. Mirro	Chair	Member	Member
J. Scott Mumphrey	Member	Member	Chair

Each of the three committees operates under a written charter adopted by the Board, a copy of which is available to shareholders on our website at www.stonegatemtg.com (select “Investor Relations” and click on “Corporate Governance”).
Audit Committee. The Audit Committee assists the Board in overseeing our accounting and financial reporting processes and the audits of our financial statements. Further, the Audit Committee supervises the Company’s internal audit function.
All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our Board has affirmatively determined that each member of our Audit Committee is an independent director as defined under the applicable rules and regulations of the SEC and the NYSE. Our Board has determined that all members of our Audit Committee qualify as “audit committee financial experts” under SEC rules and regulations.
Compensation Committee. The Compensation Committee supports the Board in fulfilling its oversight responsibilities relating to senior management and director compensation, including the administration of our executive compensation arrangements and the 2011 Omnibus Incentive Plan, the 2013 Omnibus Incentive Compensation Plan, the 2016 Omnibus Incentive Plan and the 2013 Non-Employee Director Plan.
The Compensation Committee charter permits the Compensation Committee to delegate its duties and responsibilities to a subcommittee of the Compensation Committee. In particular, the Compensation Committee may delegate approval of certain transactions to a subcommittee consisting solely of members of the Compensation Committee who are (i) "Non-Employee Directors" for the purposes of rule 16b-3 under the Securities Exchange Act of 1934, as in effect from time to time, and (ii) "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as in effect from time to time. Mr. Kraemer and our human resources department provide both advice and comparative compensation data to assist the Compensation Committee with determining the compensation of any of our executives or directors. No member of the Board of Directors other than Mr. Kraemer has a role in recommending to the Compensation Committee the compensation of any of our executives or directors.
Our Board has affirmatively determined that each of the committee members are independent directors of our Compensation Committee as defined under the applicable rules and regulations of the SEC and the NYSE.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the Board in identifying and recommending candidates to fill vacancies on the Board and for election by the shareholders, recommending committee assignments for members to the Board, overseeing the Board’s annual evaluation of the performance of the Board, its committees and individual directors, reviewing compensation received by directors for service on the Board and its committees and developing and recommending to the Board appropriate corporate governance policies, practices and procedures for our Company.
It is the policy of our Nominating and Corporate Governance Committee to consider candidates for Director recommended by you, our shareholders, and will evaluate such candidates in the same manner and subject to the same criteria as other candidates identified by or submitted for consideration to the Corporate Governance and Nominating Committee. Shareholders may nominate candidates by timely submitting a nomination in proper written form to the Secretary. In evaluating all nominees for Director, our Nominating and Corporate Governance Committee takes into account the applicable requirements for Directors under the Securities Exchange Act of 1934, as amended, and the listing standards of the NYSE. In addition, our Nominating and Corporate Governance Committee takes into account our best interests, as well as such factors as personal qualities and characteristics, accomplishments, reputation in the business community, knowledge, contacts, ability and willingness to commit adequate time to Board and committee matters, the fit of the individual’s skills and personality with those of other directors and diversity of viewpoints, background, experience and other demographics.
Our Board has affirmatively determined that each of the committee members are independent directors of our Corporate Governance and Nominating Committee as defined under the applicable rules and regulations of the SEC and the NYSE.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is, or has at any time during the past year, been an officer or employee of ours. None of our executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.
Governing Documents
The following primary documents make up Stonegate’s corporate governance framework:
•Corporate Governance Guidelines
•Audit Committee Charter
•Compensation Committee Charter
•Nominating and Corporate Governance Committee Charter
•Code of Ethics

These documents are accessible on Stonegate’s website at www.stonegatemtg.com by clicking on “Investor Relations,” then “Corporate Governance.” You may also obtain a free copy of any of these documents by sending a written request to Stonegate Mortgage Corporation, 9190 Priority Way West Drive, Suite 300, Indianapolis, IN 46240, Attention: Secretary. Any substantive amendment to or grant of a waiver from a provision of the Code of Ethics, which applies to all of our directors, officers and employees, for the chief executive officer and senior financial officers requiring disclosure under applicable SEC or NYSE rules will be posted on Stonegate’s website.
Corporate Governance Guidelines
This document sets forth the Company’s primary principles and policies regarding corporate governance. The Corporate Governance Guidelines are reviewed from time to time as deemed appropriate by the Board. The matters covered by the Corporate Governance Guidelines include the following:
•Board Composition
•Board Leadership
•Selection of Directors
•Director Continuation
•Board Meetings
•Executive Sessions
•Board Committees
•Management Succession
•Executive Compensation
•Board Compensation
•Expectations for Directors
•Evaluation of Board Performance
•Outside Advice and Reliance on Management.

Board Leadership Structure
Richard A. Kraemer serves as our Chairman of the Board. The Chairman of the Board presides over meetings of the Board and is primarily responsible for the direction and implementation of the Board’s oversight functions over the management and strategic direction of the Company. The Board is free to select its Chairman and the Company’s Chief Executive Officer in the manner it considers in the best interests of the Company at any given point in time.

Board’s Role in Risk Oversight
Our Board and each of its Committees are involved in overseeing risk associated with the Company. The Board and the Audit Committee monitor Stonegate’s credit risk, liquidity risk, regulatory risk, operational risk and enterprise risk by regular reviews with management and internal and external auditors. In its periodic meetings with the internal auditors and the independent accountants, the Audit Committee discusses the scope and plan for internal audit and includes management in its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs. The Board and the Nominating and Corporate Governance Committee monitor the Company’s governance and succession risk by regular reviews with management. The Board and the Compensation Committee monitor the Company’s compensation policies and related risks by regular reviews with management. The Board's role in risk oversight is consistent with the Company’s leadership structure with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and its Committees providing oversight in connection with these efforts.

Section 16(a) Beneficial Ownership Reporting Compliance
The rules of the SEC require us to disclose the identity of directors, executive officers and beneficial owners of more than 10% of Common Stock who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Such persons are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.
Based solely on a review of copies of such reports and forms received by us and written representations from reporting persons, we believe that all directors and executive officers complied with all filing requirements applicable to them during fiscal 2016.
Communications with the Board
Any Stonegate stockholder or other interested party who wishes to communicate with the Board or any of its members may do so by writing to: Corporate Secretary, Stonegate Mortgage Corporation, 9190 Priority Way West Drive, Suite 300, Indianapolis, IN 46240, United States. Communications may also be made on the website at www.stonegatemtg.com by clicking on “Investor Relations,” then “Corporate Governance,” then “Contact the Board.”
ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table presents compensation awarded, paid to or accrued in 2016 to the individuals who served as our principal executive officers during 2016 and our two other most highly compensated persons serving as executive officers as of December 31, 2016, in each case for services rendered during 2016. We refer to these executive officers as our “named executive officers.”

Name & Principal Position	Year		Salary ($)	Bonus ($)(1)	Equity Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
James V. Smith Chief Executive Officer and Director	2016	(4)	418,125	335,000	392,000	34,934	1,180,059

Richard A. Kraemer Chief Executive Officer and Director	2016	(5)	182,000	—	1,088,567	81,370	1,351,937
	2015	(5)	184,100	—	230,013	114,948	529,061

John F. Macke Executive Vice President	2016		316,194	224,041	116,800	21,530	678,565

Steve Landes Director of National Sales	2016		300,000	242,631	—	32,605	575,236

(1)
See “Executive Compensation-Bonuses” below and the description of the applicable employment or severance arrangements of Messrs. Kraemer, Smith, Macke and Landes under “Executive Compensation-Employment Arrangements” below for a description of the bonus eligibility of our named executive officers.The amount reported in this column for Mr. Landes represents his annual bonus for 2016 of $70,509 and his quarterly sales bonuses totaling $172,122.

(2)
Based on the grant-date fair value of the restricted stock units awarded to each named executive officer determined in accordance with FASB ASC Topic 718. See “Notes to the Consolidated Financial Statements-20 Stock-Based Compensation” in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2016, for additional information. The amounts reported in this column for fiscal year 2016 for Mr. Smith represent a grant of 100,000 restricted stock units on August 15, 2016. The amounts reported in this column for Mr. Kraemer represents a grant of 178,891 restricted stock units on April 27, 2016 and his board retainer grant of 15,748 shares on August 15, 2016. The amounts reported in this column for Mr. Macke represent a grant of 20,000 restricted stock units on April 19, 2016.

(3)
All Other Compensation includes: for each named executive officer, company matching 401(k) contributions and disability insurance premiums; for Mr. Smith, HSA contributions, monthly automobile expenses, and rental and utilities costs for an apartment in Indianapolis, Indiana; for Mr. Kraemer, fees for his service as a director ($69,532) and rental and utilities costs for an apartment in Indianapolis, Indiana; for Mr. Macke, HSA contributions, monthly automobile expenses; and for Mr. Landes, HSA contributions, benefit allowance, and monthly automobile expenses.

(4)	Mr. Smith became Chief Executive Officer of the Company effective April 18, 2016.

(5)	Mr. Kraemer became the interim Chief Executive Officer of the Company effective September 10, 2015 until April 18, 2016.

Outstanding Equity Awards at Fiscal Year End
The table below reports the number of stock options and restricted stock units held by each of our named executive officers as of December 31, 2016.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares of or Units of Stock Granted That Have Not Vested (#)		Market Value of Shares or Units of Stock Granted That Have Not Vested ($)(2)
James V. Smith	8/15/2016	—	—	—		100,000	(6)	597,000
	9/3/2015					20,000	(7)	119,400
Richard A. Kraemer	5/15/2013	13,458	4,486	18.00	5/15/2023	—		—
	8/15/2016	—	—	—		7,874	(3)	47,008
	4/27/2016	—	—	—		178,891	(4)	1,067,979
John F. Macke	5/15/2013	60,563	20,187	18.00	5/15/2023	—		—
	4/19/2016					13,333	(5)	79,598
Steve Landes	5/15/2013	67,292	22,430	18.00	5/15/2023	—		—

(1)
These stock options will vest on May 15, 2017, the fourth anniversary of grant, subject to the recipient's continued service through such date. This represents the fourth installment of these stock option grants; the other installments vested on the first through the third anniversaries of the grant date.

(2)	Based on the closing share price of the Company’s common stock of $5.97 on December 30, 2016, the last trading day of 2016.

(3)	Restricted stock units are scheduled to cliff vest on May 27, 2017.

(4)	Restricted stock units are scheduled to cliff vest on April 27, 2019.
(5) Restricted stock units are scheduled to cliff vest in two equal installments on October 29, 2017 and October 29, 2018.
(6) Restricted stock units are scheduled to vest in three equal annual installments beginning on August 15, 2017 and ending on August 15, 2019.
(7) Restricted stock units are scheduled to cliff vest on September 5, 2017.

Bonuses
The Company maintains an annual bonus program (the “Annual Incentive Plan”). Participants in the Annual Incentive Plan are selected by the Board after being recommended for participation by the Chief Executive Officer. The Board sets a maximum bonus payout based on a participant’s salary, establishes performance goals for each participant and determines whether such goals have been met for the annual performance period pursuant to the terms of the plan. Our Board relies primarily on the judgment of its members in making bonus determinations after reviewing our performance and financial condition for the year and carefully evaluating an executive officer’s performance during the year. In addition, our Board considers an executive officer’s leadership qualities, business responsibilities and length of career with us in determining an appropriate bonus amount. To date, bonuses for our executive officers have been approved by our Board on a discretionary basis in those instances where it desires to reward outstanding performance during the fiscal year by our executive officers.
Employment Arrangements
Employment Arrangement with Mr. Kraemer. On September 1, 2015, Mr. Kraemer and the Company entered into a letter agreement, which provided that Mr. Kraemer be employed, effective as of September 10, 2015, on an at-will basis as Interim Chief Executive Officer and will receive base salary at a weekly rate of $10,500 (effective as of August 31, 2015). On April 27, 2016, Mr. Kraemer was granted a special transition award at the completion of his service as Interim Chief Executive Officer paid in the form of a restricted stock unit award for 178,891 shares of Common Stock, that vests in full on the third anniversary of grant (or earlier upon a change in control, termination for death or disability, or separation from the Board (other than removal for cause) after the first anniversary of the grant date). Mr. Kraemer was also entitled to reimbursement of reasonable expenses incurred for his travel and housing in connection with the performance of his duties. During the period of his employment, he was also entitled to all standard employee benefits afforded to Stonegate’s executive employees. Mr. Kraemer served as Interim Chief Executive Officer until April 18, 2016 and as an employee until April 30, 2016.

Employment Agreements with other Named Executive Officers. The Company entered into letter agreements with Mr. Smith on April 18, 2016 and with Messrs. Macke and Landes on April 5, 2016, each of which provide for the named executive officers to be employed on an at-will basis. Material terms of the employment agreements include:

•	an annual base salary ($440,000 for Mr. Smith, $317,750 for Mr. Macke, and $300,000 for Mr. Landes), re-determined annually by the Board;

•	eligibility for annual performance bonuses, as determined by the Board in its sole discretion and payable in cash or grants of stock; and

•	participation in our benefit plans on the same basis as peer executives.

If we terminate the executive’s employment without “cause” (other than by reason of death or disability) or the executive resigns for “good reason,” they will be entitled to payment of, subject to the execution of a release of claims in favor of us, a lump sum cash payment in an amount equal to twelve-months of their then-current base salary.

In addition, if a “change in control” (the definition for which is generally consistent with the definition as described below for the Omnibus Plans) occurs, and either (i) the executive remains employed by the Company for 120 calendar days following such change in control or (ii) the executive’s employment is terminated by the Company without “cause” during such 120-day period, the executive will be entitled to receive (1) a lump sum cash payment in an amount equal to twenty-four months of the executive’s then-current base salary, and (2) accelerated vesting of any then-outstanding unvested Company equity incentive awards, subject to the execution of a release of claims in favor of us.

On January 26, 2017, the Company entered into an Agreement and Plan of Merger with Home Point Financial Corporation (“Home Point Financial”) and Longhorn Merger Sub, Inc., a wholly owned subsidiary of Home Point Financial (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). The completion of the Merger will constitute a “change in control” under the employment agreements.

“Cause” generally means failure to exercise duties after written notice, dishonest actions including fraud and embezzlement, conviction of certain crimes, excessive alcohol use in the workplace, use of illegal drugs, misconduct that might subject us to liability, breach of the executive’s duty of loyalty, the executive’s breach of his employment agreement or any other agreement with us, insubordination, or being found guilty by a court of law of discrimination or harassment of any employee (or entering a settlement agreement for such a discrimination or harassment claim).

“Good reason” generally means a material diminution in the executive’s base salary (other than a similar diminution that impacts other similarly situated executives), a material diminution in the executive’s authority or any other action of the Company constituting a material breach of the employment agreement.

The employment agreement also contains a confidentiality provision, which applies indefinitely, non-competition restrictions that apply during the term of the employment agreement, and customer and employee non-solicitation restrictions which apply for one year following the executive’s termination of employment for any reason.

401(k) Plan
The 401(k) Plan, is a tax-qualified defined contribution savings plan for the benefit of all eligible employees of the Company. Employee contributions, including after-tax contributions, are permitted by means of pay reduction. The 401(k) Plan also provides for regular employer matching contributions up to a maximum of 100% of employee contributions up to 4% of a participant’s plan compensation. All employee contributions and earnings on employee contributions are at all times fully vested. Beginning with the second year of service, employer matching contributions are vested at a rate of 25% per year of service and are completely vested after four years of service.

Pension Benefits; Nonqualified Deferred Compensation
We do not currently offer any defined pension plans or any nonqualified deferred compensation plans to our named executive officers.

Equity Compensation and Equity Plans
In August 2013, our Board approved the adoption of the 2013 Omnibus Incentive Compensation Plan (the “2013 Omnibus Plan”), which our shareholders approved at our August 29, 2013 annual meeting. The 2013 Omnibus Plan is applicable to all awards granted on or after August 29, 2013, and replaced the 2011 Plan for awards granted on or after the Effective Date.

In June 2016, the Company adopted the 2016 Omnibus Incentive Plan (the "2016 Omnibus Plan" and, together with the 2013 Omnibus Plan, the “Omnibus Plans”) for employees and consultants, which shareholders approved at our June 29, 2016 annual meeting. The 2016 Omnibus Plan does not contain any material substantive differences from the 2013 Omnibus Plan, other than the shares available for issuance. Upon adoption in June 2016, a total of 200,000 shares of the Company's common stock were reserved and available for issuance under the 2016 Omnibus Plan. As of December 31, 2016, 104,418 shares and 100,000 shares were available for future grants under the 2013 Omnibus Plan and 2016 Omnibus Plan, respectively.

The Omnibus Plans are administered by the Compensation Committee. Subject to the terms of the Omnibus Plans, the Compensation Committee determines which employees and consultants will receive awards, the dates of grant, the number and types of awards to be granted, the exercise or purchase price of each award, and the terms and conditions of the awards, including the period of their exercisability and vesting and the fair market value applicable to a stock award.

Stock options granted under the Omnibus Plans generally have a term of 10 years and generally vest, subject to the grantee’s continued employment, in equal annual installments on the first four anniversaries of the grant date. In the event that a grantee’s relationship with the Company terminates, any stock option or portion of a stock option that is unvested as of the termination date will be terminated and forfeited as of such date. However, any stock option or portion of a stock option that has previously vested as of the termination date (and is otherwise exercisable) will terminate and be forfeited three months after the termination date, unless termination results from the participant’s death or disability, in which case the termination and forfeiture will take place one year after the termination date.

The Company has also granted restricted stock units to certain of its employees, including Messrs. Smith, Kraemer and Macke. Restricted stock units generally vest, subject to the grantee’s continued employment, in equal annual installments, on the first three anniversaries of the grant date and are generally settled within 15 days thereafter. In the event that a grantee’s relationship with the Company terminates, any portion of a restricted stock unit award that is unvested as of the termination date will terminate and be forfeited, except as otherwise may be provided in an award agreement or employment agreement. These grants are reflected in the “Outstanding Equity Awards at Fiscal Year End” table.

Change of Control. Unless the Compensation Committee determines otherwise, or as otherwise provided in the applicable award agreement, in the event of a change in control, the Compensation Committee may (i) provide for the assumption of or the issuance of substitute awards, (ii) provide that for a period of at least 20 days prior to the change in control, stock options or SARs that would not otherwise become exercisable prior to a change in control will be exercisable as to all shares of common stock, as the case may be, subject thereto and that any stock options or SARs not exercised prior to the consummation of the change in control will terminate and be of no further force or effect as of the consummation of the change in control, (iii) modify the terms of such awards to add events or conditions (including the termination of employment within a specified period after a change of control) upon which the vesting of such awards will accelerate or (iv) settle awards for an amount (as determined in the sole discretion of the Compensation Committee) of cash or securities (in the case of stock options and SARs that are settled in cash, the amount paid shall be equal to the in-the-money spread value, if any, of such awards).

The completion of the Merger will constitute a “change in control” under the Omnibus Plans. At the effective time of the Merger, each outstanding restricted stock unit will be cancelled and cashed out for a price of $8 per each restricted stock unit, and each outstanding stock option will be cancelled and cashed out for a price of the excess, if any, of $8 per share over the exercise price per share of such stock option (and any stock options for which the exercise price equal or exceeds $8 per share will be cancelled for no consideration).

In general terms, a “change of control” under the Omnibus Plans occurs:

•	if a person, other than Long Ridge Equity Partners, becomes a beneficial owner of our capital stock representing 35% of the voting power of our outstanding capital stock;

•
if we merge with another entity, unless (i) the business combination is with Long Ridge Equity Partners or (ii)(a) more than 50% of the combined voting power of the merged entity or its parent is represented by our voting securities that were outstanding immediately prior to the merger, (b) the Board prior to the merger constitutes at least a majority of the board of the merged entity or its parent following the merger and (c) no person is or becomes the beneficial owner of 35% or more of the combined voting power of the outstanding capital stock eligible to elect directors of the merged entity or its parent;

•	if we sell or dispose of all or substantially all of our assets; or

•	if we are liquidated or dissolved.

DIRECTOR COMPENSATION

The Board believes that competitive compensation arrangements are necessary to attract and retain qualified directors. The Company now provides each director an annual cash retainer of $60,000 and an annual restricted stock unit award with a grant date value of $60,793 under our 2013 Non-Employee Director Plan. The annual retainers for the Audit, Compensation and Nominating and Corporate Governance committee chairs are $15,000, $10,000 and $10,000 respectively. Additionally, the annual retainer for the Chairman of the Board and/or Lead Director is $50,000.
In connection with the May 2013 private offering, we made grants of stock options to purchase up to 35,888 shares of Common Stock in the aggregate at an exercise price of $18.00 a share to two of our directors, Messrs. Kraemer and Levinson. These options are subject in all respects to the terms and conditions set forth in the 2011 Plan, as described in “Executive Compensation-Equity Compensation and Equity Plans”, and the award agreements pursuant to which these options were granted. These options vest, subject to the grantee’s continued service with the Company, in equal annual installments on each of the first through fourth anniversaries of the May 15, 2013 grant date. The fourth and final installment is scheduled to vest on May 15, 2017.
At the effective time of the Merger, each outstanding director restricted stock unit will be cancelled and cashed out for a price of at $8 per each restricted stock unit, and each outstanding stock option will be cancelled and cashed out for a price of the excess, if any, of $8 per share over the exercise price per share of such stock option (and any stock options for which the exercise price equal or exceeds $8 per share will be cancelled for no consideration).
We will also reimburse our directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in-person at Board and committee meetings. Directors who are employees will not receive any compensation for their services as directors.
The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2016.

Name (1)	Fees earned or paid in cash ($)	Stock Awards ($)(2)		Total ($)
Kevin B. Bhatt	60,000	60,793	(3)	120,793
James G. Brown	60,000	60,793	(3)	120,793
Sam D. Levinson	70,000	60,793		130,793
Richard A. Mirro	75,000	60,793		135,793
J. Scott Mumphrey	70,000	60,793		130,793

(1)	Mr. Kraemer is excluded from this table because he is a named executive officer for purposes of the Summary Compensation Table, above, which reflects all compensation he received in 2016.

(2)
Represents the FASB ASC 718 grant date fair value of the restricted stock awards to the directors. See “Notes to the Consolidated Financial Statements -20. Stock-Based Compensation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for additional information. Restricted stock unit awards granted to directors must be held in the director deferred compensation account since each of the directors has deferred payment of these shares until after they are no longer a member of the Board.

(3)	Issued to Long Ridge Equity Partners, LP of which Long Ridge Equity Partners, LLC is the general partner over which Messrs. Kevin Bhatt and James Brown have voting and dispositive authority.

The following table sets forth the aggregate number of outstanding restricted stock units and options held by each non-employee director as of December 31, 2016.

Name of Director	Number of Restricted Stock Units(1)	Number of Shares Underlying Outstanding Options (2)
Kevin B. Bhatt (1)	28,354
James G. Brown(1)	28,354
Sam D. Levinson	28,354	17,944
Richard A. Mirro	28,354	101,494
J. Scott Mumphrey	28,354

(1)	Issued to Long Ridge Equity Partners, LP of which Long Ridge Equity Partners, LLC is the general partner over which Messrs. Kevin Bhatt and James Brown have voting and dispositive authority.

(2)
Mr. Levinson’s outstanding options have an exercise price of $18 per share and he will receive no consideration for such shares in connection with the completion of the Merger. Mr. Mirro’s outstanding options have an exercise price of $3.97 per share and he will receive consideration for such shares in connection with the completion of the Merger.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Executive Compensation discussion included in this Form 10K/A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Executive Compensation discussion be incorporated by Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2016.
Submitted by the Compensation Committee:
Sam D. Levinson (Chair)
J. Scott Mumphrey
Richard A. Mirro

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and restricted stock units and shares reserved for future issuance under the Company’s executive compensation plans in effect as of December 31, 2016:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	939,709	(1)	$13.37	327,554	(2)
Equity compensation plan not approved by security holders	—		$—	—
Total	939,709		$13.37	327,554

(1)
Consists of awards issued under the 2016 Omnibus Plan, 2013 Omnibus Plan, the 2011 Plan and the 2013 Director Plan. This amount includes 100,000 restricted stock units issued under the 2016 Omnibus Plan, 350,176 restricted stock units issued under the 2013 Omnibus Plan, 307,854 options issued under the 2011 Plan and 181,679 restricted stock units issued under the 2013 Director Plan. The weighted-average exercise price information in column (b) does not include restricted stock units.

(2)
Consists of shares available for issuance under the 2016 Omnibus Plan, 2013 Omnibus Plan and the 2013 Director Plan, which may be subject to awards of stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance awards as determined by the Compensation Committee in its discretion. In addition, shares covered by outstanding awards become available for new awards if the award is forfeited or expires before delivery of the shares. No additional awards may be granted under the 2011 Plan

Security Ownership of Certain Beneficial Owners and Management

The Company has determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, the Company believes, based on the information furnished to us, that the persons and entities named in the tables below have voting and investment power with respect to all shares of Company common stock that they beneficially own, subject to applicable community property laws. A person is deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days from the date of determination. The footnotes to the tables indicate how many shares each person has the right to acquire within 60 days of March 23, 2017, along with any Company equity awards that vest through May 2017. The Company has based the calculation of the percentage of beneficial ownership on 25,854,022 shares of Company common stock outstanding as of March 23, 2017.

In computing the number of shares of Company common stock beneficially owned by a person identified in the table below and the percentage ownership of such person, the Company deemed outstanding Company common stock subject to options, restricted stock units or warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 2017, along with any Company equity awards that vest through May 2017. The Company did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table sets forth the Company common stock beneficially owned as of March 23, 2017 by each stockholder known to the Company, based on public filings made with the SEC, to beneficially own 5% or more of the Company’s outstanding common stock.

	Common Stock Outstanding
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
5% or Greater Shareholders:
Affiliates of Long Ridge Equity Partners, LLC(1)	7,460,000	28.85%
1120 Avenue of the Americas, Suite 1807
New York, NY 10036
American Financial Group, Inc.(2)	2,572,111	9.95%
Great American Insurance Tower, 301 East Fourth Street
Cincinnati, OH 45202
Long Pond Capital GP, LLC (3)	2,512,225	9.72%
527 Madison Avenue, 15th Floor
New York, NY 10022
Second Curve Capital, LLC(4)	1,833,909	7.09%
350 5th Ave., Suite 4730
New York, NY 10118

(1)
Includes (a) 6,930,757 shares of Company common stock currently held of record by Stonegate Investors Holdings, LLC, (b) 91,984 shares of Company common stock currently held of record by Long Ridge Equity Partners, LLC, (c) 104,691 shares of Company common stock currently held of record by Long Ridge Equity Partners I, LP, (d) 33,239 shares of Company common stock currently held of record by Long Ridge Offshore Subsidiary Holdings, LLC, (e) 40,960 shares of Company common stock currently held of record by Long Ridge Capital Management, LP, (f) 15,748 restricted stock units granted to Long Ridge Capital Management, LP under the 2013 Non-Employee Plan that vest on May 27, 2017, (g) 238,715 shares of Company common stock available for immediate purchase at $18.00 per share by Stonegate Investors Holdings pursuant to a warrant agreement, dated as of March 29, 2013, with the Company, and (h) 3,906 shares of Company common stock available for immediate purchase at $18.00 per share by Long Ridge Equity Partners, LLC pursuant to the exercise of warrants described above.

(2)
American Financial Group Inc. is the parent company of the following subsidiaries which own 2,572,111 shares of Company common stock: (a) Great American Insurance Company, an Ohio corporation; (b) Great American Life Insurance Company, an Ohio corporation; and (c) National Interstate Insurance Company, an Ohio corporation.

(3)
Long Pond Capital GP, LLC, as the general partner of Long Pond Capital, LP, may direct the vote and disposition of the 2,512,225 shares of Company common stock held by Long Pond Capital GP, LLC. As the principal of Long Pond Capital, LP Mr. John Khoury may also direct the vote and disposition of the 2,512,225 shares of Company common stock. Long Pond Capital, LP, Long Pond Capital GP, LLC and John Khoury each have shared voting and dispositive power with respect to such shares.

(4)	Second Curve Capital, LLC and Thomas K. Brown, its managing member, have shared voting power and shared power to direct the disposition of 1,833,909 shares of Company common stock.
Security Ownership of Management and Directors

The following table sets forth information about the beneficial ownership of Company common stock for each named executive officer, each director and all executive officers and directors as a group.
Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Stonegate Mortgage Corporation, 9190 Priority Way West Drive, Suite 300, Indianapolis, IN 46240.

	Common Stock Outstanding
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Named Executive Officers and Directors:
James V. Smith	50,000	*
Richard A. Kraemer (5)	274,688	1.06%
Sam D. Levinson(6)	1,961,707	7.59%
J. Scott Mumphrey(7)	296,929	1.15%
Richard A. Mirro(8)	129,848	*
Steve Landes (9)	365,813	1.41%
John Macke(10)	87,417	*
David Kress	1,250	*
Kevin Bhatt(11)	7,460,000	28.85%
James G. Brown(11)	7,460,000	28.85%
All executive officers and director as a group (10 persons)	10,627,652	41.11%
* Less than 1%.

(5)
Includes immediately exercisable options to purchase 17,944 shares of Company common stock with an exercise price of $18.00 per share granted under the 2013 Omnibus Plan, which vests in four equal installments beginning May 15, 2014 and ending May 15, 2017, 7,874 restricted stock units granted under the 2013 Non-Employee Plan that vest on May 27, 2017, and 178,891 restricted stock units granted under the 2013 Non-Employee Plan that become non-forfeitable on April 27, 2017.

(6)
Represents 694,567 shares of Company common stock owned by Diaco Investments LP, 1,042,140 shares of Company common stock currently held of record by Glick Pluchenik 2011 Trust, 35,156 shares of Company common stock available for immediate purchase at $18.00 per share by Glick Pluchenik 2011 Trust pursuant to a warrant agreement, dated as of March 29, 2013, with the Company, and 225,000 shares of Company common stock owned by Chichester Fund Limited.

(7)	Includes 7,874 restricted stock units granted under the 2013 Non-Employee Plan that vest on May 27, 2017.

(8)
Includes immediately exercisable options to purchase 101,494 shares of Company common stock with an exercise price of $3.97 per share granted under the 2011 Plan and 7,874 restricted stock units granted under the 2013 Non-Employee Plan that vest on May 27, 2017.

(9)
Includes exercisable options to purchase 89,722 shares of Company common stock with an exercise price of $18.00 per share granted under the 2013 Omnibus Plan, which vests in four equal installments beginning May 15, 2014 and ending May 15, 2017.

(10)
Includes exercisable options to purchase 80,750 shares of Company common stock with an exercise price of $18.00 per share granted under the 2013 Omnibus Plan, which vests in four equal installments beginning May 15, 2014 and ending May 15, 2017.

(11)
Messrs. Bhatt and Brown are each principals and officers of certain affiliates of Long Ridge Equity Partners, LLC, whose ownership is detailed in footnote (1) above. Each of Messrs. Bhatt and Brown may be deemed to be the beneficial owner of, and have control over, the Company common stock owned by Long Ridge Equity Partners, LLC and its affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. Our Board has approved a written related party transaction policy that took effect July 24, 2013. Pursuant to this policy, directors, executive officers and senior managers are required to report to the General Counsel any transactions or circumstances that may create or appear to create a conflict between the personal interests of the individual and the interests of the Company, regardless of the amount involved. All other employees are required to make such reports to the head of their particular department. The General Counsel will report these transactions which involve executive officers and directors to the Audit Committee or the Board, which may grant a waiver. Such waiver must be promptly disclosed as required by SEC or NYSE rules. Any waiver for other employees may be made only by the General Counsel. The Audit Committee, Board or Chief Administrative Officer, as applicable, in making a decision, will consider various factors, including the benefit of the transaction to the Company, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of the Company’s business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards.
Prior to the adoption of the written policy, our Board used similar processes and controls to obtain information from our directors, executive officers and significant shareholders regarding related party transactions and then determined, based on the facts and circumstances, whether we or a related person had a direct or indirect material interest in these transactions.
Our Board has determined that Messrs. Mirro, Levinson, Kraemer and Mumphrey are our independent directors with independence being determined in accordance with the NYSE listing standards. Our Board has also affirmatively determined that each of the members of the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee are independent directors as defined under the applicable rules and regulations of the SEC and the NYSE.
Arrangements with Long Ridge Equity Partners and its Affiliates

Long Ridge Equity Partners controls our largest shareholder, Stonegate Investors Holdings, LLC. Long Ridge Equity Partners is a private investment firm focused on the financial services industry.

Investor Rights Agreement
In connection with the initial investment by Stonegate Investors Holdings in the Company, we entered into an Investor Rights Agreement with Stonegate Investors Holdings on March 9, 2012 (as amended on May 15, 2013 and September 29, 2013, the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, Stonegate Investors Holdings is entitled to various registration, preemptive and information rights with respect to our securities owned by it. Specifically, the Investor Rights Agreement provides Stonegate Investors Holdings with the following registration rights:
Specified Registration. Stonegate Investors Holdings may request, at any time after the earlier of (1) March 9, 2015 and (2) the date that is six months after the effective date of our first registration statement for a public offering of our securities, that we register all or part of the securities held by Stonegate Investors Holdings, including shares of Common Stock owned by it following the May 2013 private offering and shares of Common Stock issued upon exercise of the warrants owned by it described below.
Company Registration. If we determine to register any of our securities (other than in certain excluded registrations), we have agreed to promptly notify Stonegate Investors Holdings and use our commercially reasonable efforts to include in that registration all or part of the securities held by Stonegate Investors Holdings that Stonegate Investors Holdings requests that we include.
Stonegate Investors Holdings is entitled to five registration requests on the terms described above under the Investor Rights Agreement. In the initial public offering and in any company registration, the registration rights of Stonegate

Investors Holdings were to be or will be pari passu with the registration rights of the holders in the May 2013 private offering. Stonegate Investors Holdings will have priority over the investors in the May 2013 private offering with respect to its specified registrations and any future registrations that it requests under the terms of the Investor Rights Agreement.
The Investor Rights Agreement contains customary provisions relating to registration rights, including, without limitation, customary rights relating to registration procedures, our obligation to pay registration expenses (other than selling expenses), our right to defer certain registrations, the right of Stonegate Investors Holdings to distribute their equity securities by means of an underwriting, cutback rights, holdback rights, indemnification, reporting, cooperation, transfer and assignment, and termination.
The Investor Rights Agreement provides that if we grant any other person registration rights that are more favorable to the holder of those registration rights than the registration rights of Stonegate Investors Holdings under the Investor Rights Agreement, the registration rights of Stonegate Investors Holdings under the Investor Rights Agreement shall be deemed to be amended to incorporate such more favorable provisions.
In addition to the registration rights, the Investor Rights Agreement, as amended, provides that, so long as Stonegate Investors Holdings continues to own at least 10% of the shares of Common Stock, Stonegate Investors Holdings has the right of first refusal to purchase its pro rata share of any securities that we propose to issue and sell in a private offering or private placement, subject to certain exceptions. In any such offering, Stonegate Investors Holdings is required to pay the same consideration and accept the same material terms as any other prospective purchaser of such securities.
The Investor Rights Agreement also provides that Stonegate Investors Holdings will have the right to request and receive certain financial information so long as it continues to own at least 10% of the shares of Common Stock.
Termination. The right to request registration or inclusion in any registration pursuant to the Investors Right Agreement will terminate on the earlier of (i) the date on which all shares of common stock issued or issuable upon conversion of the preferred shares subject to such agreement are sold pursuant to such registration or may immediately be sold without limitation under Rule 144 or other similar applicable law, rule or regulation during any consecutive 90-day period, and (ii) five years after the closing of our IPO.
Shareholders’ Agreement
The Shareholders’ Agreement provides Stonegate Investors Holdings with various governance and other rights. Specifically, the Shareholders’ Agreement provides for the following with respect to the composition of our Board and committees thereof:

•
Stonegate Investors Holdings is permitted to designate two members to our Board so long as it owns at least 15% of the shares of Common Stock and one member to our Board so long as it owns at least 10% and not more than 15% of the shares of Common Stock.

•
Subject to the corporate governance rules of the NYSE, if shares of Common Stock are then admitted for trading, Stonegate Investors Holdings is permitted to designate one member to each committee of our Board.

•	The Shareholders’ Agreement also provides that a majority of the members of our Board will be independent within the meaning of the corporate governance rules of the NYSE.

Warrant Agreement
As part of the consideration for a loan that Stonegate Investors Holdings granted to the Company in March 2013, we entered into a warrant agreement, dated as of March 29, 2013, with Stonegate Investors Holdings (the “Warrant Agreement"). The Warrant Agreement granted to Stonegate Investors Holdings warrants (the “Warrants”) to purchase up to 277,777 shares of Common Stock at an exercise price of $18.00 per share, subject to adjustments for recapitalizations and reclassifications. The term of the Warrants commenced on May 15, 2013 (the date of the closing of our issuance of common stock in the May 2013 private offering) and the Warrants remain exercisable for five years until May 15, 2018.
The purchase price can be paid, at the election of the holder of the Warrants, by (i) cash or check or (ii) on a net issuance basis, by surrender of all or a portion of the Warrants for common stock to be exercised. To the extent the Warrants are not previously exercised as to all shares subject to them, and if the fair market value of one share of common stock is greater than the exercise price of $18.00, the Warrants will be deemed automatically exercised on a net issuance basis as of immediately before their expiration. The Warrants, after the date that they become exercisable, are transferable, in whole or in part, without charge to the holder (except for transfer taxes), upon surrender of the Warrants. Since the date of the Warrant Agreement, Stonegate Investors Holdings has transferred Warrants to purchase a total of 39,062 shares of Common Stock to its affiliate, Long Ridge Equity Partners, LLC, and to Glick Pluchenik 2011 Trust.

Arrangements with Certain Executive Officers and Directors

On September 1, 2015, the Company entered into a consulting agreement with its former CEO for services following the termination of his employment with the Company, commencing September 11, 2015 through March 11, 2016, for which he received a monthly retainer of $10,000 for up to 40 hours of service per month, with services exceeding forty hours in any month to be compensated at an hourly rate. The total fees amounted to $30,000 for both the years ended December 31, 2016 and 2015, and are included in "General and administrative expenses" on the Company's consolidated statements of operations. As of December 31, 2015, the Company had $10,000 of amounts due to the former CEO related to this agreement, which is included in "Other liabilities" on the Company's consolidated balance sheets. There were no amounts due to the former CEO as of December 31, 2016.

On September 1, 2015, the Company entered into a letter agreement with Mr. Kraemer, the current Chairman of the Board, to employ him, effective as of September 10, 2015, on an at-will basis as Interim Chief Executive Officer, for which he received a base salary at a weekly rate of $10,500 (effective as of August 31, 2015). On April 27, 2016, he was granted a special transition award at the completion of his service as Interim Chief Executive Officer paid in the form of a restricted stock unit award for 178,891 shares of common stock, that vests in full on the third anniversary of grant (or earlier upon a change in control, termination for death or disability, or termination (other than for cause or separation) after the first anniversary of the grant date). He was also entitled to reimbursement of reasonable expenses incurred for his travel and housing in connection with the performance of his duties. During the period of his employment, he was also entitled to all standard employee benefits afforded to Stonegate’s executive employees. He served as Interim Chief Executive Officer until April 18, 2016 and as an employee until April 30, 2016 (see the "Summary Compensation Table" in Item 11 for details of his compensation).

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services
The following table presents (i) the aggregate fees (including out-of-pocket expenses) for professional services rendered by KPMG during the 2015 and 2016 fiscal year for the audits of our annual financial statements and for other services, (ii) the aggregate fees (including out-of-pocket expenses) for professional services rendered by Ernst & Young LLP for 2015 and 2016, (iii) the aggregate fees (including out-of-pocket expenses) for professional services rendered by BKD LLP for 2015 and 2016 and (iv) the aggregate fees (including out-of-pocket expenses) for professional services rendered by other accounting firms for 2015 and 2016.

	KPMG		Ernst & Young		BKD		Other Firms
Fee Category	2015	2016	2015	2016	2015	2016	2015	2016
Audit fees (1)	$878,417	$1,160,711	$—	$—	$—	$—	$—	$—
Audit-related fees(2)	$7,613	$41,000	$63,480	$90,007	$101,688	$86,764	$77,455	$55,535
Tax fees(3)	$—	$—	$245,952	$403,895	$—	$—	$11,323	$5,968
All other fees(4)	$3,531	$3,531	$—	$—	$—	$—	$4,866	$159,488
Total fees	$889,561	$1,205,242	$309,432	$493,902	$101,688	$86,764	$93,644	$220,991

(1)	Audit fees consisted principally of fees for audit work performed on our consolidated financial statements, review of quarterly financial statements, and other required audits.

(2)
Audit-related fees consisted principally of fees for comfort letter procedures, review of registration statements and periodic reports filed with the SEC and other accounting and reporting consultation.

(3)	Tax fees consisted principally of fees for tax compliance and tax advice.

(4)
All other fees represent fees for advisory services and implementation of a new general ledger system in 2016. Deloitte & Touche LLP represents $141,771 of the other fees in connection with the general ledger system implementation.

The Audit Committee has determined that the provision of the services identified in the table is compatible with maintaining the independence of KPMG. The Audit Committee approved 100% of the services identified in the table.
Pre-Approval Policy
The Audit Committee’s current practice on pre-approval of services performed by the independent registered public accounting firm is to require pre-approval of all audit services and permissible non-audit services. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence. In addition, the Audit Committee has delegated authority to grant certain pre-approvals to the Audit Committee Chair. Pre-approvals granted by the Audit Committee Chair are reported to the full Audit Committee at its next regularly scheduled meeting.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stonegate Mortgage Corporation
Registrant

Date: April 17, 2017	By:	/S/ James V. Smith
James V. Smith
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.