Form 10-Q
period 2017-03-31
STONEGATE MORTGAGE CORP
filed 2017-05-04
CIK 1454389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 1, 2017
Common Stock, $0.01 par value	25,854,022

Stonegate Mortgage Corporation
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2017

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stonegate Mortgage Corporation
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$22,494	$26,258
Restricted cash	2,776	1,500
Mortgage loans held for sale, at fair value	462,407	578,390
Servicing advances, net	25,593	24,364
Derivative assets	9,428	21,271
Mortgage servicing rights, at fair value	225,704	211,532
Property and equipment (net of accumulated depreciation and amortization of $24,172 and $21,830 at March 31, 2017 and December 31, 2016, respectively)	12,675	14,839
Loans eligible for repurchase from GNMA	123,888	118,748
Warehouse lending receivables	96,320	125,839
Goodwill and other intangible assets (net of accumulated amortization of $1,649 and $1,939 at March 31, 2017 and December 31, 2016, respectively)	6,326	6,416
Subordinated loan receivable	30,000	30,000
Other assets	14,145	17,585
Total assets	$1,031,756	$1,176,742

Liabilities and stockholders’ equity
Liabilities
Secured borrowings - mortgage loans	$219,718	$277,789
Secured borrowings - mortgage servicing rights	69,898	56,898
Secured borrowings - eligible GNMA loan repurchases	22,327	24,738
Mortgage repurchase borrowings	290,487	371,534
Warehouse lines of credit	—	170
Operating lines of credit	9,834	9,928
Accounts payable and accrued expenses	15,352	23,657
Derivative liabilities	5,147	4,536
Reserve for mortgage repurchases and indemnifications	5,517	5,533
Liability for loans eligible for repurchase from GNMA	123,888	118,748
Deferred income tax liabilities, net	2,266	2,458
Other liabilities	11,349	20,804
Total liabilities	775,783	916,793

Commitments and contingencies - Note 13

Stockholders’ equity
Common stock, par value $0.01, shares authorized – 100,000,000; shares issued: 25,988,457 and outstanding: 25,854,022 at March 31, 2017; shares issued: 25,988,457 and outstanding: 25,854,022 at December 31, 2016	266	266
Additional paid-in capital	272,641	272,307
Accumulated deficit	(16,934)	(12,624)
Total stockholders’ equity	255,973	259,949

Total liabilities and stockholders’ equity	$1,031,756	$1,176,742

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Revenues
Gains on mortgage loans held for sale, net	$18,125	$23,122
Changes in mortgage servicing rights valuation	(1,229)	(35,720)
Payoffs and principal amortization of mortgage servicing rights	(5,508)	(7,249)
Loan origination and other loan fees	3,412	4,462
Loan servicing fees	12,338	13,446
Interest and other income	5,457	6,915
Total revenues	32,595	4,976

Expenses
Salaries, commissions and benefits	19,790	23,226
General and administrative expense	6,312	7,014
Interest expense	4,553	7,249
Occupancy, equipment and communication	3,894	4,247
Depreciation and amortization expense	2,547	2,546
Total expenses	37,096	44,282

(Loss) before income taxes	(4,501)	(39,306)
Income tax (benefit)	(191)	(1,783)
Net (loss)	$(4,310)	$(37,523)

Loss per share
Basic	$(0.17)	$(1.45)
Diluted	$(0.16)	$(1.45)

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands)	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2015	25,796	$264	$270,906	$(9,542)	$261,628
Net loss	—	—	—	(37,523)	(37,523)
Stock-based compensation expense	—	—	306	—	306
Issuance of common stock	22	—	—	—	—
Balance at March 31, 2016	25,818	$264	$271,212	$(47,065)	$224,411

Balance at December 31, 2016	25,854	$266	$272,307	$(12,624)	$259,949
Net loss	—	—	—	(4,310)	(4,310)
Stock-based compensation expense	—	—	334	—	334
Balance at March 31, 2017	25,854	$266	$272,641	$(16,934)	$255,973

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2017	2016
Operating activities
Net (loss)	$(4,310)	$(37,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,547	2,546
Loss on disposal and impairment of long lived assets	218	17
Amortization of debt issuance facility fees	272	419
Gains on mortgage loans held for sale, net	(18,125)	(23,122)
Changes in mortgage servicing rights valuation	1,229	35,720
Payoffs and principal amortization of mortgage servicing rights	5,508	7,249
Stock-based compensation expense	334	306
Income tax benefit	(191)	(1,783)
Proceeds from sales and principal payments of mortgage loans held for sale	1,683,700	1,969,049
Originations and purchases of mortgage loans held for sale	(1,554,994)	(2,011,187)
Repurchases and indemnifications of previously sold loans	(4,065)	(6,977)
Repurchases of eligible GNMA loans	—	(2,207)
Principal payments on eligible GNMA loans	482	2,087
Changes in operating assets and liabilities:
Restricted cash	(1,276)	(982)
Servicing advances	(1,530)	2,193
Warehouse lending receivables	29,519	16,453
Other assets	2,334	2,588
Accounts payable and accrued expenses	(7,975)	640
Other liabilities	(9,454)	(1,245)
Net cash provided by (used in) operating activities	124,223	(45,759)
Investing activities
Net proceeds from sale of mortgage servicing rights	1,644	5,879
Proceeds from sale of property and equipment	—	11
Purchases of property and equipment	(380)	(887)
Capitalized long-lived assets	(9)	(258)
Net cash provided by investing activities	1,255	4,745
Financing activities
Proceeds from borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	2,408,349	3,061,839
Repayments of borrowings under mortgage funding arrangements - mortgage loans and operating lines of credit	(2,550,143)	(3,038,564)
Proceeds from borrowings under mortgage funding arrangements - MSRs	19,000	30,000
Repayments of borrowings under mortgage funding arrangements - MSRs	(6,000)	(15,000)
Payments of contingent earn-out liabilities not exceeding original fair value estimate	—	(273)
Payments of debt issuance costs	(448)	15
Net cash (used in) provided by financing activities	(129,242)	38,017

Change in cash and cash equivalents	(3,764)	(2,997)
Cash and cash equivalents at beginning of period	26,258	32,463
Cash and cash equivalents at end of period	$22,494	$29,466

Supplemental cash flow information:
Cash paid for interest	$4,440	$7,043
Cash paid for taxes	$16	$81

See accompanying notes to the unaudited consolidated financial statements.

Stonegate Mortgage Corporation
Notes to Unaudited Consolidated Financial Statements
March 31, 2017
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

Proposed Merger with Home Point Financial Corporation

On January 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Point Financial Corporation, a New Jersey Corporation (“Home Point Financial”) and Longhorn Merger Sub, Inc. an Ohio corporation and wholly owned subsidiary of Home Point Financial (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). Under the terms of the Merger Agreement, our stockholders will receive $8.00 per share.

2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The accompanying unaudited consolidated financial statements include the accounts of Stonegate and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company has omitted certain financial disclosures that would substantially duplicate the disclosures in its audited consolidated financial statements as of and for the year ended December 31, 2016, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of December 31, 2016 and for the three months ended March 31, 2017 and 2016 have been recorded. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of and for the year ended December 31, 2016 included in its 2016 Annual Report on Form 10-K.

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

3. (Loss) Per Share

The following is a reconciliation of net (loss) and a table summarizing the basic and diluted (loss) per share calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss)	$(4,310)	$(37,523)

Denominator:
Weighted average shares outstanding (in thousands)
Weighted average shares outstanding - Basic	25,988	25,804
Weighted average shares outstanding - Diluted	26,149	25,804

Basic (loss) per share	$(0.17)	$(1.45)

Diluted (loss) per share	$(0.16)	$(1.45)

During the three months ended March 31, 2017 and 2016, weighted average shares of 666 and 617, respectively, were excluded from the denominator for diluted earnings (loss) per share as the shares (which related to stock options, restricted stock units and stock warrants) were anti-dilutive.

4. Derivative Financial Instruments

The Company does not designate any of its derivative instruments as hedges for accounting purposes. The following summarizes the Company’s outstanding derivative instruments as of March 31, 2017 and December 31, 2016:

March 31, 2017:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$888,640	Derivative assets/liabilities	$9,073	$(45)

MBS forward sales contracts	1,233,425
MBS forward purchase contracts	358,801
Total MBS forward trades	1,592,226	Derivative assets/liabilities	355	(5,102)
Total derivative financial instruments	$2,480,866		$9,428	$(5,147)

December 31, 2016:			Fair Value
	Notional	Balance Sheet Location	Asset	(Liability)
Interest rate lock commitments	$800,168	Derivative assets/liabilities	$7,035	$(1,672)

MBS forward sales contracts	1,473,514
MBS forward purchase contracts	491,600
Total MBS forward trades	1,965,114	Derivative assets/liabilities	14,236	(2,864)
Total derivative financial instruments	$2,765,282		$21,271	$(4,536)

The following summarizes the net gains (losses) recognized by the Company on its derivative financial instruments, which are included in "Gains on mortgage loans held for sale, net" on its consolidated statements of operations, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Interest rate lock commitments	$3,666	$6,659
MBS forward trades [1]	(2,769)	(7,597)
Net derivative gains (losses)	$897	$(938)
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

The Company has entered into agreements with derivative counterparties, a portion of which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. However, with respect to this portion of its derivatives, the Company presents such amounts on a gross basis as shown in the table above. In certain circumstances, the Company is required to provide certain derivative counterparties collateral against derivative financial instruments. As of March 31, 2017 and December 31, 2016, counterparties held $1,776 and $0, respectively, of the Company’s cash and cash equivalents in margin accounts as collateral (which is classified as "Restricted cash" on the Company's consolidated balance sheets), after which the Company was in a net credit loss position of $2,972 and a net credit gain position of $11,372 at March 31, 2017 and December 31, 2016, respectively, to those counterparties. For the three months ended March 31, 2017 and 2016, the Company incurred no credit losses due to non-performance of any of its counterparties.

5. Mortgage Loans Held for Sale, at Fair Value

The following summarizes mortgage loans held for sale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Conventional [1]	$152,226	$199,350
Government insured [2]	295,716	355,131
Non-agency/Other	14,465	23,909
Total mortgage loans held for sale, at fair value	$462,407	$578,390
1 Conventional includes FNMA and FHLMC mortgage loans, as well as mortgage loans to various housing agencies.

2 Government insured includes GNMA mortgage loans. GNMA portfolio balance is made up of Federal Housing Administration ("FHA"), Veterans Affairs ("VA"), and United States Department of Agriculture ("USDA") home loans, as well as mortgage loans to various housing agencies.

Under certain of the Company’s mortgage funding arrangements (including secured borrowings and warehouse lines of credit), the Company is required to pledge mortgage loans as collateral to secure borrowings. The mortgage loans pledged as collateral must equal at least 100% of the related outstanding borrowings under the mortgage funding arrangements. The outstanding borrowings are monitored and the Company is required to deliver additional collateral if the amount of the outstanding borrowings exceeds the fair value of the pledged mortgage loans. As of March 31, 2017, the Company had pledged $436,397 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $26,010 of mortgage loans held for sale funded with the Company’s excess cash. As of December 31, 2016, the Company had pledged $548,392 in fair value of mortgage loans held for sale as collateral to secure debt under its mortgage funding arrangements, with the remaining $29,998 of mortgage loans held for sale funded with the Company's excess cash. The mortgage loans held as collateral by the respective lenders are restricted solely to satisfy the Company’s borrowings under those mortgage funding arrangements. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of March 31, 2017 and December 31, 2016.

The following are the fair values and related unpaid principal balance ("UPB") due upon maturity for loans held for sale accounted under the fair value method as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	UPB	Fair Value	UPB
Current through 89 days delinquent	$438,338	$422,868	$548,794	$538,331
90 or more days delinquent[1]	24,069	25,021	29,596	30,217
Total	$462,407	$447,889	$578,390	$568,548
1 Includes $19,712 and $20,311 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as described in Note 7 - Fair Value Measurements, as of March 31, 2017, and $20,868 and $21,472 in fair value and related UPB, respectively, of eligible loans repurchased out of GNMA pools, as of December 31, 2016.

6. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, the MSRs are capitalized as an asset, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities.

The Company’s total mortgage servicing portfolio as of March 31, 2017 and December 31, 2016 is summarized as follows (based on the unpaid principal balance ("UPB") of the underlying mortgage loans):

	March 31, 2017	December 31, 2016
FNMA	$4,257,467	$4,046,750
GNMA:
FHA	5,254,358	4,875,867
VA	3,719,141	3,475,218
USDA	949,393	883,696
FHLMC	3,149,380	2,917,616
Other Investors	86,420	87,692
Total mortgage servicing portfolio	$17,416,159	$16,286,839

MSRs balance	$225,704	$211,532

MSRs balance as a percentage of total mortgage servicing portfolio	1.30%	1.30%

A summary of the changes in the balance of MSRs for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$211,532	$199,637
MSRs originated in connection with loan sales	20,930	21,146
MSRs sold and derecognized	—	(6,243)
Changes in valuation inputs and assumptions[1]	(1,250)	(35,615)
Actual portfolio runoff (payoffs and principal amortization)	(5,508)	(7,249)
Balance at end of period	$225,704	$171,676
1 Represents the unrealized portion of the "Changes in mortgage servicing rights valuation" on the Company's consolidated statements of operations. The Company realized $21 related to gains on the sale of MSRs and $105 related to losses on the sale of MSRs for the three months ended March 31, 2017 and 2016, respectively.

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

The following table sets forth information related to outstanding loans sold as of March 31, 2017 and December 31, 2016 for which the Company has continuing involvement through servicing agreements:

	March 31, 2017	December 31, 2016
Total unpaid principal balance	$17,416,159	$16,286,839
Loans 30-89 days delinquent	$283,395	$358,300
Loans delinquent 90 or more days or in foreclosure	$167,162	$160,706

The key weighted average assumptions (or range of assumptions), based on market participant inputs for the industry, used in determining the fair value of the Company’s MSRs as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Discount rates	9.25% - 11.00%	9.25% - 11.00%
Annual prepayment speeds (by investor type):
FNMA	9.9%	10.1%
GNMA:
FHA	9.9%	9.6%
VA	9.9%	9.6%
USDA	10.3%	9.9%
FHLMC	9.1%	9.2%
Other Investors	10.8%	11.1%
Cost of servicing (per loan)	$90	$91

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

In addition to the assumptions provided above, the Company uses assumptions for delinquency rates in determining the fair value of MSRs. These assumptions are based primarily on internal estimates, and the Company also obtains third party data, where applicable, to assess the reasonableness of its internal assumptions.  The Company's assumptions for lifetime delinquency rates for FNMA, GNMA, FHLMC and Other Investors mortgage loans as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
FNMA	4.07%	4.05%
GNMA:
FHA	6.53%	6.52%
VA	6.49%	6.46%
USDA	6.52%	6.51%
FHLMC	4.03%	4.01%
Other Investors	6.63%	6.61%

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

The hypothetical effect of an adverse change in these key assumptions would result in a decrease in the fair values of MSRs as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017	% of Average Portfolio	December 31, 2016	% of Average Portfolio
Discount rates:
Impact of discount rate + 1%	$(9,563)	4%	$(9,027)	4%
Impact of discount rate + 2%	$(18,383)	8%	$(17,351)	8%
Impact of discount rate + 3%	$(26,538)	12%	$(25,045)	12%

Prepayment speeds:
Impact of prepayment speed * 105%	$(5,102)	2%	$(4,744)	2%
Impact of prepayment speed * 110%	$(10,021)	4%	$(9,322)	4%
Impact of prepayment speed * 120%	$(19,348)	9%	$(18,010)	9%

Cost of servicing:
Impact of cost of servicing * 105%	$(1,487)	1%	$(1,415)	1%
Impact of cost of servicing * 110%	$(2,975)	1%	$(2,830)	1%
Impact of cost of servicing * 120%	$(5,950)	3%	$(5,660)	3%

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

Under certain of the Company's secured borrowing arrangements, the Company is required to pledge mortgage servicing rights as collateral to the secured borrowings. As of March 31, 2017 and December 31, 2016, the Company had pledged $224,919 and $210,734, respectively, in fair value of mortgage servicing rights as collateral to secure debt under certain of its secured borrowing arrangements. However, the financial institutions would be limited to selling the pledged

MSRs to the amount needed to satisfy their respective debt, including any accrued but unpaid interest and fees, as applicable. As of March 31, 2017 and December 31, 2016, the outstanding borrowings secured by MSRs were $69,898 and $56,898, respectively. Refer to Note 10 “Debt” for additional information related to the Company’s outstanding borrowings as of March 31, 2017 and December 31, 2016.

The following is a summary of the components of loan servicing fees as reported in the Company’s consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Contractual servicing fees	$11,708	$12,705
Late fees	630	741
Loan servicing fees	$12,338	$13,446

Servicing fees as a percentage of average portfolio (annualized)	0.29%	0.30%

7. Fair Value Measurements

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale - saleable to GSEs	$—	$397,377	$—	$397,377
Mortgage loans held for sale - non-saleable to GSEs	—	—	41,714	41,714
Mortgage loans held for sale - repurchased GNMA loans	—	—	23,316	23,316
Derivative assets (IRLCs)	—	—	9,073	9,073
Derivative assets (MBS forward trades)	—	355	—	355
MSRs	—	—	225,704	225,704
Loans eligible for repurchase from GNMA	—	—	123,888	123,888
Total assets	$—	$397,732	$423,695	$821,427

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$45	$45
Derivative liabilities (MBS forward trades)	—	5,102	—	5,102
Liability for loans eligible for repurchase from GNMA	—	—	123,888	123,888
Total liabilities	$—	$5,102	$123,933	$129,035

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale - saleable to GSEs	$—	$503,300	$—	$503,300
Mortgage loans held for sale - non-saleable to GSEs	—	—	49,346	49,346
Mortgage loans held for sale - repurchased GNMA loans	—	—	25,744	25,744
Derivative assets (IRLCs)	—	—	7,035	7,035
Derivative assets (MBS forward trades)	—	14,236	—	14,236
MSRs	—	—	211,532	211,532
Loans eligible for repurchase from GNMA	—	—	118,748	118,748
Total assets	$—	$517,536	$412,405	$929,941

Liabilities:
Derivative liabilities (IRLCs)	$—	$—	$1,672	$1,672
Derivative liabilities (MBS forward trades)	—	2,864	—	2,864
Liability for loans eligible for repurchase from GNMA	—	—	118,748	118,748
Total liabilities	$—	$2,864	$120,420	$123,284

A reconciliation of the beginning and ending balances of the Company’s assets and liabilities classified within Level 3 of the valuation hierarchy for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows:

	Three Months Ended March 31, 2017
	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$49,346	$25,744	$7,035	$1,672	$118,748	$118,748
Change in fair value	157	77	2,038	(1,627)	(4,771)	(4,771)
Purchases	6,830	—	—	—	—	—
Sales	(12,015)	(1,530)	—	—	—	—
Settlements	(2,758)	(482)	—	—	9,911	9,911
Transfers into Level 3[1]	154	—	—	—	—	—
Transfers out of Level 3[2]	—	(493)	—	—	—	—
Balance at end of period	$41,714	$23,316	$9,073	$45	$123,888	$123,888
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

	Year Ended December 31, 2016
	Mortgage Loans Held for Sale - non-saleable to GSEs	Mortgage Loans Held for Sale - Repurchased GNMA Loans	Derivative Assets	Derivative Liabilities	Loans eligible for repurchase from GNMA	Liability for loans eligible for repurchase from GNMA
Balance at beginning of period	$58,799	$37,336	$10,596	$334	$80,794	$80,794
Change in fair value	1,413	412	(3,561)	1,338	(4,606)	(4,606)
Purchases	34,327	2,207	—	—	—	—
Sales	(38,847)	(7,774)	—	—	(2,207)	(2,207)
Settlements	(35,311)	(4,545)	—	—	44,767	44,767
Transfers into Level 3[1]	31,081	—	—	—	—	—
Transfers out of Level 3[2]	(2,116)	(1,892)	—	—	—	—
Balance at end of period	$49,346	$25,744	$7,035	$1,672	$118,748	$118,748

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

Refer to Note 6, "Mortgage Servicing Rights", for a reconciliation of the beginning and ending level 3 balances for the period ending March 31, 2017, as well as a discussion of significant observable inputs related to the Company's MSRs and relative ranges of those used in determining their fair value.

8. Other Assets

The following summarizes other assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Receivables from MSRs sales, interest and loan related payments, net	$8,776	$11,748
Prepaid expenses	3,825	4,411
Real estate owned, net [1]	1,123	1,005
Deposits	421	421
Total other assets	$14,145	$17,585
1 Real estate owned assets are reflected at their net realizable value.

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

In order to facilitate the origination and sale of mortgage loans held for sale, the Company entered into various agreements with warehouse lenders. Such agreements are in the form of loan participations and repurchase agreements with banks and other financial institutions. Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets and such financial assets are legally isolated from the Company in the event of bankruptcy. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. From time to time, the Company may sell loans whereby the underlying risks and cash flows of the mortgage loan have been transferred to a third party through the issuance of participating interests. The terms and conditions of these interests are governed by the participation agreements. The Company will receive a marketing fee paid by the participating entity upon completion of the sale. In addition, the Company will also subservice the underlying mortgage loans to the participation agreement for the period that the participating interests are outstanding. As of March 31, 2017 and December 31, 2016, all transfers pursuant to our mortgage funding arrangements (the collective term for the Company's mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements) are accounted for by the Company as secured borrowings.

The following table sets forth information regarding cash flows for the three months ended March 31, 2017 and 2016 relating to loan sales in which the Company has continuing involvement:

	Three Months Ended March 31,
	2017	2016
Proceeds from new loan sales [1]	$1,630,935	$1,905,376
1 Represents proceeds from sales and excludes payments received from borrowers.

10. Debt

Borrowings outstanding as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Secured borrowings - mortgage loans[1]	$219,718	4.14%	$277,789	3.94%
Secured borrowings - mortgage servicing rights	69,898	5.72%	56,898	5.17%
Secured borrowings - eligible GNMA loan repurchases[2]	22,327	3.18%	24,738	3.18%
Mortgage repurchase borrowings	290,487	2.68%	371,534	2.55%
Warehouse lines of credit	—	—%	170	4.25%
Operating lines of credit	9,834	4.00%	9,928	4.00%
Total mortgage funding arrangements and operating lines of credit	$612,264		$741,057
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

The Company maintains mortgage loan participation, warehouse lines of credit, repurchase and other credit arrangements listed above (collectively referred to as “mortgage funding arrangements”) with various financial institutions, primarily to fund the origination and purchase of mortgage loans. As of March 31, 2017, the Company held mortgage funding arrangements with six separate financial institutions and a total maximum borrowing capacity of $1,577,000, including the operating lines of credit and funding arrangement for GNMA loan repurchases. Except for our operating lines of credit, each mortgage funding arrangement is collateralized by the underlying mortgage loans. Separately, the Company had two mortgage funding arrangements for the funding of MSRs, each of which is collateralized by the MSRs pledged to the respective facilities.

The following tables summarize the amounts outstanding, interest rates and maturity dates under the Company’s various mortgage funding arrangements as of March 31, 2017 and December 31, 2016:

As of March 31, 2017:
Mortgage Funding Arrangements[1]	Amount Outstanding	Maximum Borrowing Capacity		Interest Rate		Maturity Date
Merchants Bank of Indiana - Participation Agreement	$9,777	$600,000	[2]	Same as the underlying mortgage rates, less contractual service fee		July 2017
Merchants Bank of Indiana - NattyMac Funding	209,941	—	[3]	Same as the underlying mortgage rates, less 49% of facility earnings		March 2018
Total secured borrowings - mortgage loans	219,718	600,000

Guaranty Bank	22,327	50,000		Coupon rate of underlying loans, less debenture rate	[6]	N/A	[7]
Total secured borrowings - eligible GNMA loan repurchases	22,327	50,000

Barclays Bank PLC	—	225,000		LIBOR plus applicable margin		July 2017
Bank of America, N.A.	199,344	425,000	[5]	LIBOR plus applicable margin		August 2017
EverBank	31,841	125,000		LIBOR plus applicable margin		January 2018
Wells Fargo Bank N.A.	59,302	140,000		LIBOR plus applicable margin		January 2018
Total mortgage repurchase borrowings	290,487	915,000

Merchants Bank of Indiana - Warehouse Line of Credit	—	2,000		Prime plus 1.00%		July 2017
Total warehouse lines of credit	—	2,000

Barclays Bank PLC - MSRs Secured	34,128	—	[4]	LIBOR plus applicable margin		July 2017
EverBank - MSRs Secured	35,770	—	[8]	LIBOR plus applicable margin		January 2018
Total secured borrowings - MSRs	69,898	—

Total	$602,430	$1,567,000
1 Does not include our operating lines of credit for which we have a maximum borrowing capacity of $10,000.
2 Merchants Bank of Indiana will periodically limit or expand the aggregate maximum borrowing capacity. During the three months ended March 31, 2017, the most the aggregate borrowing capacity was limited or expanded approximated $550,000 or $700,000, respectively. At March 31, 2017, the aggregate maximum borrowing capacity was $600,000.
3 The maximum borrowing capacity is a sublimit of the Merchants Participation Agreement maximum borrowing capacity referred to in Note 2 above.
4 Governed by the Barclays Bank PLC maximum borrowing capacity of $225,000, with a MSR sub-limit of $45,000.
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

The above mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of March 31, 2017 and December 31, 2016, the Company was in compliance with the covenants contained in these agreements. The Company intends to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

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

The following is a summary of changes in the reserve for mortgage repurchases and indemnifications for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Balance at beginning of period	$5,533	$5,536
Provision for mortgage repurchases and indemnifications - new loan sales[1]	392	565
Losses on repurchases and indemnifications	(408)	(303)
Balance at end of period	$5,517	$5,798
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

The following is a reconciliation of the expected statutory federal corporate income tax (benefit) to the income tax (benefit) recorded on the Company's consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
Statutory federal income tax benefit	$(1,575)	35.0%	$(13,667)	35.0%
State income tax benefit, net of federal tax benefit	(152)	3.4%	(1,430)	3.7%
Non-deductible expenses	15	(0.4)%	41	(0.1)%
Valuation allowance	1,513	(33.6)%	13,070	(33.5)%
Uncertain tax positions	6	(0.1)%	18	—%
State tax rate adjustment to state deferred	—	—%	294	(0.8)%
Other	2	(0.1)%	(109)	0.3%
Total income tax (benefit)	$(191)	4.2%	$(1,783)	4.6%

During the three months ended March 31, 2017 and 2016, the Company recognized an income tax benefit of $191 and $1,783, respectively, which represented effective tax rates of 4.2% and 4.6%, respectively. The income tax benefit included a federal and state valuation allowance of $1,513 and $13,070 for the three months ended March 31, 2017 and 2016, respectively, to offset our deferred tax assets, as discussed below, as we determined that it is more likely than not that a portion of our deferred tax assets, not subject to reversing deferred tax liabilities, will not be realized. The federal and state valuation allowance balance as of March 31, 2017 is $2,409.

As of March 31, 2017, the Company had total company federal and state net operating loss carryforwards of $206,392 and $168,593, respectively. The majority of the Company's federal and state net operating loss carryforwards are available to offset future taxable income and expiring from 2029 to 2036. As of March 31, 2016, the Company had total company federal and state net operating loss carryforwards of $188,898 and $160,411, respectively. During the year ended December 31, 2015, the Company entered into a four-year cumulative loss position. As a result of the cumulative loss position and changes in the Company's level of activity in various states, the Company has recorded a federal and state valuation allowance of $1,513 and $13,070 for the three months ended March 31, 2017 and 2016, respectively. In future periods, the allowance could be adjusted if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will or will not be realized.

ASC 740-10, Income Taxes, requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. As of March 31, 2017, the Company accrued a liability for uncertain tax positions of $6 against the Company’s state NOL carryforward balances. The following is a reconciliation of the ASC 740-10 unrecognized tax positions:

	Three Months Ended March 31,
	2017	2016
Balance at the beginning of year	$254	$583
Increases for tax positions of prior years	6	18
Balance at end of year	$260	$601

As of March 31, 2017, the Company had $260 of gross unrecognized tax benefits which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.

The Company is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

13. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2017 and December 31, 2016 approximated $888,640 and $800,168, respectively, in estimated principal loan amount. The related fair value of these commitments is recognized in the consolidated balance sheet within either “Derivative assets" or "Derivative liabilities".

Litigation

The Company is subject to various legal proceedings arising out of the ordinary course of business. As of March 31, 2017, there were no current or pending claims against the Company, which could have a material impact on the Company's statement of financial position, net income or cash flows. Any liabilities which are probable to occur and estimable have been recorded in the balance sheet.

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

Other Contingencies

During 2013, the Company became aware that it had purchased certain refinancing loans, with a total principal amount of $5,163, from a correspondent lender where the prior mortgage loan on the property securing the mortgage loan that was purchased from the correspondent was not satisfied and released by the correspondent’s title company at the time the loan from the correspondent was made. As part of the Company’s process in purchasing a mortgage loan from a correspondent, it generally requires that a closing protection letter be issued by the title insurer in favor of the borrower. A closing protection letter was obtained with respect to each of these purchased loans. As a result, the Company believes the borrower is insured against any liens prior to ours that were not identified in connection with the issuance of that closing protection letter. The

Company believes that its procedures, including conducting a post-purchase audit, were effective in identifying the failure by the correspondent to obtain a release of the prior mortgage loan and that the Company’s practice of obtaining closing protection letters is appropriate to protect it in these situations. The Company reached a settlement with the title company during 2016. The Company received cash consideration in connection with this settlement, which was recognized in "Interest and other income" on its consolidated statements of operations. During 2016, the Company also recorded an impairment of the purchased loans in substantially the same amount as the settlement income recognized. This impairment was recorded in "General and administrative expense" on its consolidated statements of operations, and represented the carrying value of the purchased loans at the time of the settlement. As a result of recording the settlement income and the impairment for substantially the same amount, there was an immaterial impact to the Company's overall consolidated statements of operations.

14. Stock-Based Compensation

On June 29, 2016, the Company adopted the 2016 Omnibus Incentive Plan (the "2016 Plan") for employees and consultants. The 2016 Plan does not contain any material substantive differences from the 2013 Omnibus Incentive Compensation Plan (the "2013 Plan"), which is discussed in Note 20, “Stock-Based Compensation,” of its audited consolidated financial statements as of and for the year ended December 31, 2016, included in its 2016 Annual Report on Form 10-K, other than the shares available for issuance. Upon adoption on June 29, 2016, a total of 200,000 shares of the Company's common stock were reserved and available for issuance under the 2016 Plan. As of March 31, 2017, 104,418 shares and 100,000 shares were available for future grants under the 2013 Plan and 2016 Plan, respectively.

Additionally, on June 29, 2016, the Company amended the 2013 Non-Employee Director Plan to increase the number of shares available for issuance by 200,000 shares to 304,812 shares. As of March 31, 2017, 123,133 shares were available for future grants under this plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	307,854	$13.37
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	—	N/A
Outstanding at March 31, 2017	307,854	$13.37	5.7	$405
Exercisable at March 31, 2017	256,265	$12.44	5.7	$405

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. For a more detailed discussion of the Company's stock-based compensation plan's fair value methodology, refer to Note 20, “Stock-Based Compensation,” to its audited consolidated financial statements as of and for the year ended December 31, 2016, included in its 2016 Annual Report on Form 10-K.

Restricted Stock Units

A summary of the nonvested restricted stock unit activity for the three months ended March 31, 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	377,290	$5.16
Granted	—	N/A
Vested	—	N/A
Forfeited	—	N/A
Nonvested at March 31, 2017	377,290	$5.16

During the three months ended March 31, 2017, the Company recognized total stock-based compensation expense related to stock options and restricted stock units of $334.

15. Segment Information

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

Financial highlights by segment are as follows:

	Total Assets
	March 31, 2017	December 31, 2016
Originations	$463,356	$589,938
Servicing	407,686	391,967
Financing	128,573	158,199
Other/Eliminations[1]	32,141	36,638
Total	$1,031,756	$1,176,742
1 Includes intersegment eliminations and assets not allocated to the three reportable segments.

	Three Months Ended March 31, 2017
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$17,902	$251	$—	$(28)	$18,125
Changes in mortgage servicing rights valuation	—	(1,229)	—	—	(1,229)
Payoffs and principal amortization of mortgage servicing rights	—	(5,508)	—	—	(5,508)
Loan origination and other loan fees	3,094	—	318	—	3,412
Loan servicing fees	—	12,338	—	—	12,338
Interest and other income	3,746	163	1,548	—	5,457
Total revenues	24,742	6,015	1,866	(28)	32,595

Expenses
Salaries, commissions and benefits	11,989	1,513	455	5,833	19,790
General and administrative	2,587	775	234	2,716	6,312
Interest expense	3,586	(670)	719	918	4,553
Occupancy, equipment and communication	1,753	392	77	1,672	3,894
Depreciation and amortization expense	1,950	160	109	328	2,547
Corporate allocations	5,588	845	156	(6,589)	—
Total expenses	27,453	3,015	1,750	4,878	37,096
Income (loss) from continuing operations before taxes	$(2,711)	$3,000	$116	$(4,906)	$(4,501)

	Three Months Ended March 31, 2016
	Originations	Servicing	Financing	Other/Eliminations	Consolidated
Revenues
Gains on mortgage loans held for sale, net	$22,487	$572	$—	$63	$23,122
Changes in mortgage servicing rights valuation	—	(35,720)	—	—	(35,720)
Payoffs and principal amortization of mortgage servicing rights	—	(7,249)	—	—	(7,249)
Loan origination and other loan fees	4,131	—	325	6	4,462
Loan servicing fees	—	13,446	—	—	13,446
Interest and other income	4,900	105	1,898	12	6,915
Total revenues	31,518	(28,846)	2,223	81	4,976

Expenses
Salaries, commissions and benefits	14,585	1,753	471	6,417	23,226
General and administrative	2,704	479	155	3,676	7,014
Interest expense	4,225	1,077	776	1,171	7,249
Occupancy, equipment and communication	1,895	444	53	1,855	4,247
Depreciation and amortization expense	1,949	123	98	376	2,546
Corporate allocations	5,723	932	125	(6,780)	—
Total expenses	31,081	4,808	1,678	6,715	44,282
Income (loss) from continuing operations before taxes	$437	$(33,654)	$545	$(6,634)	$(39,306)

16. Subsequent Events

On April 27, 2017, at a Special Meeting of Stockholders of the Company, the Company’s stockholders approved all proposals relating to the pending Merger with Home Point Financial Corporation, including the proposal to adopt the Merger Agreement, as such agreement may be amended from time to time. Approval by the Company’s stockholders is a condition to closing of the Merger. The Merger remains subject to certain other customary approvals and is expected to close by the end of the second quarter of 2017.

On April 28, 2017, the Company completed a bulk sale of MSRs with an underlying unpaid principal balance of $1.2 billion in FNMA and FHLMC loans to Home Point Financial Corporation. This pool of MSRs had average mortgage interest rates that were lower than current mortgage rates, and did not include any GNMA MSRs, which have a different historical performance than FNMA and FHLMC MSRs.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(Dollars In Thousands, Except Per Share Data or As Otherwise Stated Herein)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016 and the MD&A included in our 2016 Annual Report on Form 10-K. This MD&A contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in our 2016 Annual Report on Form 10-K. As used in this discussion and analysis, unless the context otherwise requires or indicates, references to “the Company,” “our company,” “we,” “our” and “us” refer to Stonegate Mortgage Corporation.
Performance Summary and Outlook
For additional information about our company and business operations, see the “Overview” section of the MD&A included in our 2016 Annual Report on Form 10-K.

The following highlights our performance from operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
	2017	2016	$	%
Mortgage loan originations	$1,511,223	$1,941,469	$(430,246)	(22)%
Gain on sale revenue	$18,125	$23,122	$(4,997)	(22)%
Gain on sale revenue, bps[1]	120	119	1	1%
Total Expenses related to Originations segment, bps[1]	182	160	22	14%
Total Expenses related to Servicing segment, bps[2]	2	3	(1)	(33)%

	As of		Change
	March 31, 2017	March 31, 2016	$	%
Ending Mortgage Servicing Portfolio ("UPB")	$17,416,159	$18,067,777	$(651,618)	(4)%

	For the Quarter Ended		Change
	March 31, 2017	March 31, 2016	$	%
Average Mortgage Servicing Portfolio ("UPB")	$16,914,103	$17,882,329	$(968,226)	(5)%
1Bps as a percentage of origination volume for applicable period.
2Bps as a percentage of our average servicing portfolio for applicable period.

Highlights of our financial and operating results from operations for the period ended March 31, 2017 (“Current Period”) as compared to March 31, 2016 (“Prior Period”) include the following. For additional discussion and analysis of these results, see “Results of Operations” and “Liquidity and Capital Resources” included in this MDA:

Consolidated highlights

•	Net loss of $4,310 or $0.16 per diluted share, for the Current Period as compared to a net loss of $37,523, or $1.45 per diluted share, for the Prior Period

•	Maintained adequate liquidity position with cash and cash equivalents of $22,494 as of March 31, 2017 as compared to $26,258 as of December 31, 2016

•
Total assets decreased $145 million, or 12%, during the Current Period as compared to December 31, 2016. Total liabilities decreased $141 million, or 15%, during the Current Period as compared to December 31, 2016. Changes in the composition and balance of our assets and liabilities during the Current Period are attributable to lower volume of loans originated during the Current Period compared to the Prior Period.

Originations segment highlights

•	Pre-tax income (loss) of $(2,711) for the Current Period as compared to $437 for the Prior Period

•	Total originations of $1.51 billion during the Current Period as compared to $1.94 billion during the Prior Period

•	Total expenses during the Current Period down 12% from the Prior Period

•
Gains on mortgage loans held for sale, net during the Current Period were 118 bps of loan originations compared to 116 bps for the Prior Period. The increase in bps is attributable to higher cash gain on sale and higher MSR capitalization due to market conditions, mostly offset by negative economic hedge results related to the net volume change period over period of interest rate lock commitments and loans held for sale.

Servicing segment highlights

•	Pre-tax income (loss) of $3,000 for the Current Period as compared to $(33,654) for the Prior Period

•	Change in mortgage servicing rights valuation drove $34,491 of the $36,654 positive change in pre-tax income (loss)

•	Total expenses during the Current Period down 37% from the Prior Period

•	Servicing UPB of $17.4 billion with a weighted average coupon of 3.74% as of the Current Period as compared to $18.1 billion with a weighted average coupon of 4.01% as of the Prior Period

Financing segment highlights

•	Pre-tax income of $116 for the Current Period as compared to $545 for the Prior Period

•	Total funded loans of $771 million during the Current Period as compared to $882 million during the Prior Period

•	Interest and other income of $1,548 during the Current Period, a decrease of $350, or 18%, from the Prior Period

•	A decrease of 16% in total revenues, while increasing expenses by 4% during the Current Period as compared to the Prior Period

Proposed Merger with Home Point Financial Corporation

On January 26, 2017, the Company entered into the Merger Agreement with Home Point Financial and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving entity. Under the terms of the Merger Agreement, each outstanding share of our common stock (other than certain excluded shares) will be converted into the right to receive $8.00 in cash, without interest, less any applicable tax withholdings, which represents a per share premium of approximately 61% over our 90-day volume weighted average price on January 26, 2017 and 34% over our closing price per share on January 26, 2017.

The Company's Board of Directors unanimously approved the Merger following a comprehensive review of the transaction and strategic alternatives. On April 27, 2017, at a Special Meeting of Stockholders of the Company, the Company’s stockholders approved all proposals relating to the pending Merger, including the proposal to adopt the Merger Agreement, as such agreement may be amended from time to time. Approval by the Company’s stockholders is a condition to closing of the Merger. The Merger remains subject to certain other customary approvals and is expected to close by the end of the second quarter of 2017.

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

Recent Developments and Significant Transactions

We continue to enter into strategic sale and financing arrangements and actively amend our existing arrangements to execute our liquidity and financing strategies. For additional discussion related to our MSR sales and amendments to our existing financing arrangements completed during 2017, please refer to Footnotes 10 “Debt” and 16 "Subsequent Events" included in this Quarterly Report on Form 10-Q.

Market Considerations, Recent Industry Trends and Our Outlook

Mortgage Originations and Financing

Today’s U.S. residential mortgage loan origination sector primarily offers conventional agency and government conforming mortgage loans. Residential mortgage origination volume is impacted by changes in interest rates and housing market dynamics. Origination volume in 2015 was estimated at $1.72 trillion, according to the 2015 Home Mortgage Disclosure Act (HMDA) Data. An average of estimates from industry sources (Fannie Mae, Freddie Mac, and the Mortgage Bankers Association (“MBA”)) indicate that 2016 origination volume was $1.94 trillion, an increase of 13% over 2015, as the market continued to benefit from the low prevailing interest rates. Refinance volume was estimated at 47% of total origination volume in 2016.

First quarter 2017 origination volume was estimated at $349 billion, according to an average of estimates from industry sources, a decrease of 5% from the first quarter 2016 estimates. The 30-year fixed mortgage rates ended the quarter at 4.20%, according to Freddie Mac, resulting in strong industry-wide refinance volume. Interest rates trended upward throughout the first quarter, and peaked in mid-March. The 10-year treasury ended the quarter at 2.40%, down slightly from year-end 2016.

First quarter 2017 purchase-driven origination volume increased compared to prior year, despite persistently low homeownership rates relative to historical values. In the first quarter of 2017, the homeownership rate was 63.6% compared to a high of 69% in 2005. However, household formation continues to trend up as the younger generation “comes of age”; many of these potential first-time homebuyers could drive additional purchase demand in the future. A more robust purchase market helps alleviate the volatility of the mortgage market associated with refinance volume.

The U.S. residential mortgage industry continues to experience mixed trends in loan applications and activity in recent months. During the first quarter of 2017, the MBA Weekly Refinance Application Index decreased from 1449.4 on December 21, 2016 to 1327.1 on March 29, 2017. The MBA Weekly Purchase Application Index increased from 232.9 on December 21, 2016 to 238.1 on March 29, 2017. Applications serve as a leading indicator for mortgage originations as applications turn into originations within a couple months.

Reports issued by Fannie Mae, Freddie Mac and the MBA indicate an average forecast of $1.57 trillion for 2017 origination volume, of which approximately 30% will result from refinance activity.

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

In the past several years, the mortgage servicing industry has transformed in several ways, primarily as a result of the economic crisis. Regulatory and counterparty oversight has increased, which has led to increased servicing costs. According to Freddie Mac, between 2008 and 2013, the average cost to service a performing loan increased 2.6 times and the cost to service a nonperforming loan increased 4.9 times. Additionally, the cost to hold mortgage servicing right assets (“MSRs”) increased in the wake of new capital requirements for banks and increased regulatory scrutiny. These factors have led to an increase in special servicers focused on nonperforming loans, as well as industry deconsolidation, specifically as it pertains to nonbanks accounting for a larger share of servicing than in the past. Among the top 20 servicers in 2009, nonbanks accounted for 9% of the servicing. By the fourth quarter of 2016, that share had increased to 37%.

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

Financial Condition Summary

Total assets decreased $145.0 million, or 12.3%, during the three months ended March 31, 2017. Total liabilities decreased $141.0 million, or 15.4%, during the three months ended March 31, 2017. Changes in the composition and balance of our assets and liabilities during the three months ended March 31, 2017 are attributable to a decrease in our loans held for sale portfolio and related borrowings as well as lower derivative assets, partially offset by an increase in our MSRs portfolio since December 31, 2016.

Non-GAAP Financial Measures

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate adjusted net (loss) and adjusted diluted EPS (LPS) as performance measures, which are considered non-GAAP financial measures under Regulation G and Item 10(e) of Regulation S-K, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net (loss) and adjusted diluted EPS (LPS) exclude certain items that we do not consider part of our core operating results, including changes in valuation inputs and assumptions on our MSRs, stock-based compensation expenses, and other non-routine costs such as remaining operating lease expenses from closed retail branches. These non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for income (loss) before income taxes, net income (loss) or diluted EPS (LPS) prepared in accordance with GAAP.

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

Because of these and other limitations, adjusted income (loss), net of tax should not be considered solely as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted income (loss), net of tax is a performance measure and is presented to provide additional information about our core operations.
The table below reconciles net (loss) to adjusted net (loss) and diluted (LPS) to adjusted diluted (LPS) (which are the most directly comparable GAAP measures) for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Change
	2017	2016	$	%
Net (Loss)	$(4,310)	$(37,523)	$33,213	(89)%
Adjustments:
Changes in mortgage servicing rights valuation[1]	1,229	35,720	(34,491)	(97)%
Stock-based compensation expense	334	306	28	9%
Expenses related to Home Point acquisition	402	—	402	—%
Results from discontinued retail branches	—	64	(64)	(100)%
Tax effect of adjustments	(86)	(1,635)	1,549	(95)%
Adjusted net (loss)	$(2,431)	$(3,068)	$637	(21)%

Diluted (loss) per share	$(0.16)	$(1.45)	$1.29	(89)%
Adjustments:
Changes in mortgage servicing rights valuation	0.05	1.38	(1.33)	(96)%
Stock-based compensation expense	0.01	0.01	—	—%
Expenses related to Home Point acquisition	0.02	—	0.02	—%
Results from discontinued retail branches	—	—	—	—%
Tax effect of adjustments	—	(0.06)	0.06	(100)%
Adjusted diluted (loss) per share	$(0.08)	$(0.12)	$0.04	(33)%
1 Changes in mortgage servicing rights valuation includes a realized gain of $21 and a realized loss of $105 for the three months ended March 31, 2017 and 2016, respectively.

Adjusted net (loss) decreased $637, or 21%, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Adjusted diluted LPS decreased $0.04, or 33%, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease was primarily attributable to an increase in income from our Servicing segment, adjusted for the Change in mortgage servicing rights valuation, due to lower prepayment speeds during the period and lower corporate expenses, partially offset by a reduction in our gain on sale due to lower originations volume.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our consolidated results of operations for the three months ended March 31, 2017 and 2016 are presented below.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Gains on mortgage loans held for sale, net	$18,125	$23,122	$(4,997)	(22)%
Changes in mortgage servicing rights valuation	(1,229)	(35,720)	34,491	(97)%
Payoffs and principal amortization of mortgage servicing rights	(5,508)	(7,249)	1,741	(24)%
Loan origination and other loan fees	3,412	4,462	(1,050)	(24)%
Loan servicing fees	12,338	13,446	(1,108)	(8)%
Interest and other income	5,457	6,915	(1,458)	(21)%
Total revenues	32,595	4,976	27,619	555%

Salaries, commissions and benefits	19,790	23,226	(3,436)	(15)%
General and administrative	6,312	7,014	(702)	(10)%
Interest expense	4,553	7,249	(2,696)	(37)%
Occupancy, equipment and communications	3,894	4,247	(353)	(8)%
Depreciation and amortization expense	2,547	2,546	1	—%
Total expenses	37,096	44,282	(7,186)	(16)%

(Loss) before income taxes	(4,501)	(39,306)	34,805	(89)%
Income tax (benefit)	(191)	(1,783)	1,592	(89)%
Net (loss)	$(4,310)	$(37,523)	$33,213	(89)%

Weighted average diluted shares outstanding (in thousands)	26,149	25,804	345	1%

Basic (loss) per share:	$(0.17)	$(1.45)	$1.28	(88)%

Diluted (loss) per share:	$(0.16)	$(1.45)	$1.29	(89)%

Revenues
During the three months ended March 31, 2017, total revenues increased $27,619, or 555%, as compared to the three months ended March 31, 2016. The increase in revenues was predominantly the result of a lower negative change in the fair value of our MSRs for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by a decrease in gains on mortgage loans held for sale.
Our gains on mortgage loans held for sale, net during the three months ended March 31, 2017 decreased $4,997, or 22%, as compared to the three months ended March 31, 2016, primarily due to the 22% decrease in our originations volume from continuing operations. Our gains on mortgage loans held for sale, net during the three months ended March 31, 2017 were 120 basis points of loan originations compared to 119 basis points for the comparable period in 2016. The increased gain on sale in basis points was due primarily to an increase in capitalization of MSRs, partially offset by a lower interest rate lock volume resulting in negative economic hedge results, as further discussed in the Segment Results section.
The improvement in the fair value adjustment of our MSRs for the three months ended March 31, 2017 compared to the same period last year was driven by the increase in interest rates and 10-year treasury rates year over year. Interest rates trended upward for the three months ended March 31, 2017 while interest rates declined substantially for the three months ended March 31, 2016. Increasing interest rates generally result in increased MSRs values, as the assumption for prepayment speeds of the underlying mortgage loans tends to decrease (mortgage loans prepay slower). The $1,229 negative change in mortgage servicing rights valuation during the three months ended March 31, 2017 was the result of a slight decline in 10-year treasury rates and a slight increase in estimated prepayments as of March 31, 2017 as compared to December 31, 2016.
The decrease in payoffs and principal amortization of our MSRs was driven primarily by the direction of market interest rates during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in run-off and paid off loans correlates with a 43% decrease in related constant prepayment speeds during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Loan servicing fees decreased primarily as a result of the decrease in our average servicing portfolio of $16.91 billion during the three months ended March 31, 2017 as compared to $17.88 billion during the three months ended March 31, 2016. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, was 29 bps for the three months ended March 31, 2017 compared to 30 bps for the three months ended March 31, 2016.
The decrease in interest and other income was primarily a result of the 22% decrease in mortgage loan originations during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as there is a direct correlation between interest and other income and mortgage loan origination activity.
Expenses

Total expenses decreased $7,186, or 16%, for the three months ended March 31, 2017, compared to the same period ended March 31, 2016. Total expenses have decreased due to a 22% decrease in total originations and the related costs associated with lower originations and reductions in expense from a decrease in support staff.

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

Salaries, commissions and benefits expense decreased $3,436, or 15%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of decreased commission and incentive compensation expense related to the decline in origination volume and decreased salaries and payroll taxes due to reduced headcount. Our total headcount decreased from 869 employees at March 31, 2016 to 796 employees at March 31, 2017.

General and administrative expenses decreased $702 during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to decreased professional fees.

Interest expense decreased $2,696, or 37%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to decreased borrowings as a result of the decrease in the volume of mortgage loans originated and funded in the current period, partially offset by a higher cost of funds related to LIBOR based borrowings. We expect that interest expense will generally move in direct correlation to changes in our origination and servicing portfolio trends in future periods.

We reported an income tax benefit of $191 and $1,783 for the three months ended March 31, 2017 and 2016, respectively, with an effective tax rate of 4.2% and 4.5%, respectively. We recorded an additional valuation allowance of $1,513 during the three month period ended March 31, 2017. Reversal of the valuation allowance is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards, $206,392 of which were recorded at March 31, 2017. Although realization is not assured, management believes it is more likely more of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Originations
The following table sets forth the results of operations for the three months ended March 31, 2017 and 2016 for our originations segment.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$17,902	$22,487	$(4,585)	(20)%
Loan origination and other loan fees	3,094	4,131	(1,037)	(25)%
Interest and other income	3,746	4,900	(1,154)	(24)%
Total revenues	24,742	31,518	(6,776)	(21)%

Expenses
Salaries, commissions and benefits	11,989	14,585	(2,596)	(18)%
General and administrative expense	2,587	2,704	(117)	(4)%
Interest expense	3,586	4,225	(639)	(15)%
Occupancy, equipment and communications	1,753	1,895	(142)	(7)%
Depreciation and amortization expense	1,950	1,949	1	—%
Corporate allocations	5,588	5,723	(135)	(2)%
Total expenses	27,453	31,081	(3,628)	(12)%
Income (loss) before taxes	$(2,711)	$437	$(3,148)	(720)%
The Originations segment reported income (loss) before taxes of $(2,711) and $437 during the three months ended March 31, 2017 and 2016, respectively. This decrease was the result of a decline in all Originations revenues primarily due to lower gain on sale of loans as mortgage loan originations decreased 22% period over period. This decline was partially offset by decreased expenses of $3,628 primarily due to reduced salaries, commissions and benefits from the decline in volume of originations and reduced staffing in support areas.
Origination segment revenues
Gains on Mortgage Loans Held for Sale, Net
Our gains on mortgage loans held for sale, net during the three months ended March 31, 2017 decreased $4,585, or 20%, as compared to the three months ended March 31, 2016 primarily due to the 22% decrease in our originations volume and reduced rate lock volume. Our gains on mortgage loans held for sale, net during both the three months ended March 31, 2017 were 118 bps of loan originations compared to 116 bps for the comparable period in 2016. The increased gain on sale in basis points was due primarily to an increase in MSR capitalization and gains on pair-offs, partially offset by lower interest rate lock volume resulting in negative economic hedge results. Gains on mortgage loans held for sale, net consisted of the following components for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016		Variance
	$	bps[2]	$	bps[2]
Realized gains on sales of loans	$4,563	30	$(185)	(1)	$4,748
Capitalized servicing rights	20,930	138	21,146	109	(216)
Economic hedge results	(5,166)	(34)	4,588	24	(9,754)
Provision for repurchases	(392)	(3)	(565)	(3)	173
Direct loan origination costs[1]	(2,033)	(13)	(2,497)	(13)	464
Gains on mortgage loans held for sale, net	$17,902	118	$22,487	116	$(4,585)
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

The increase in our realized gains on sales of loans during the three months ended March 31, 2017, compared to the comparable period in 2016, was primarily due to gains on pair-offs which are attributable to improvements in the current rate environment, partially offset by loan level pricing adjustments.
Capitalized servicing rights - An originated mortgage loan inherently includes both the value of the coupon to the borrower as well as the servicing fee component to compensate the servicer for its activities. A key element of Stonegate’s strategy is to retain the servicing of its loans upon sale to investors in order to take advantage of the value of the servicing component. When Stonegate sells its loans “servicing retained”, a contractual separation of the servicing component occurs from the underlying mortgage loan. This results in the creation of a MSRs asset. As such, a component of the gain on mortgage loans held for sale is attributable to the creation of this MSRs asset and is based on the fair value of such MSRs asset at the time of its creation (i.e., upon separation from the underlying loan during the loan sale). The Company utilizes a third-party analytic tool to derive/estimate this initial MSRs fair value at the time of sale. The decrease in our capitalized servicing rights component for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, relates to a decrease in the volume of loans sold, partially offset by an increase in the rate at which we capitalize these servicing rights at the time of separation from the underlying loan during the loan sale, which represents the initial fair value of the MSRs at the time of sale. A decrease in the volume of loans sold results in a lower level of MSRs asset creation. The rate at which we capitalize these servicing rights increased based on improvements in the current rate environment.
Economic hedge results - Unrealized gains/losses on loans not yet sold and accounted for under the fair value option are included as a component of Gains on mortgage loans held for sale, net. This includes the impact of recording such loans at fair value and the change from period to period based on market conditions. In addition, the change in value of Stonegate’s IRLCs and other loan-related derivatives are recorded in this financial statement line item. The Company also enters into forward sales of MBS securities linked to security issuances of GSEs (FNMA, FHLMC) and GNMA for economic hedging purposes, as these instruments have similar characteristics to the loans held for sale by Stonegate which are also included here. The decrease in our economic hedge results for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily relates to losses attributable to pair-offs and unfavorable changes in the fair values of our IRLCs.

Provision for repurchase/indemnification obligation - Stonegate makes certain representations and warranties to its investors and insurers on all loans sold. In the event of a breach of these reps and warranties, the Company may incur losses and/or be required to repurchase loans from the investor. A provision is made at the time of sale for an estimate of such expected losses, the amount of which is offset against this gain line item. We expect that the provision for mortgage repurchases and indemnifications may increase in relation to the expected growth in our originations; however, changing market conditions will also influence any trends in our provision. As stated above, the decline in the provision for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is related to the decline in volume of loans originated and subsequently sold.

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

The decrease in direct loan origination costs for the for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, relates to the decrease in mortgage loan origination volume.

Loan Origination and Other Loan Fees
Our loan origination and other loan fees during the three months ended March 31, 2017 decreased $1,037, or 25%, compared to the comparable period in 2016. Loan origination and other loan fees decreased primarily as a result of the decrease in the amount of loans originated during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

    The following table illustrates mortgage loan originations by type for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	$	% Total	$	% Total
Conventional	$594,750	39%	$763,099	39%
Government insured	881,861	59%	1,138,733	59%
Non-agency/Other	34,612	2%	39,637	2%
Total mortgage loan originations	$1,511,223	100%	$1,941,469	100%
The following is a summary of mortgage loan origination volume by channel for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	# of Loans	$	% Total	# of Loans	$	% Total
Retail	719	$155,042	10%	1,024	$215,308	11%
Wholesale	1,450	382,411	25%	1,515	428,050	22%
Correspondent	4,089	973,770	65%	6,120	1,298,111	67%
Total mortgage loan originations	6,258	$1,511,223	100%	8,659	$1,941,469	100%
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
 A summary of the mortgage loan origination volume by FICO score and LTV for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$961	$878	$1,193	$1,718	$182	$4,932	—%
620-680	25,890	49,653	66,853	293,954	3,444	439,794	29%
681-719	38,443	58,604	49,627	174,227	2,471	323,372	21%
>719	157,752	214,198	106,984	259,195	4,996	743,125	50%
Total mortgage loan originations	$223,046	$323,333	$224,657	$729,094	$11,093	$1,511,223	100%
% Total	15%	21%	15%	48%	1%	100%

	Three Months Ended March 31, 2016
	LTV Range
	<70%	70%-80%	81%-90%	91%-100%	>100%	Total	% Total
FICO Score
<620	$524	$1,768	$4,359	$21,035	$904	$28,590	1%
620-680	28,191	62,797	77,307	387,246	6,190	561,731	29%
681-719	36,991	66,853	69,375	238,806	1,874	413,899	21%
>719	199,161	274,137	133,899	323,051	7,001	937,249	49%
Total mortgage loan originations	$264,867	$405,555	$284,940	$970,138	$15,969	$1,941,469	100%
% Total	14%	21%	15%	49%	1%	100%

Interest and Other Income
Interest and other income related to our Originations segment decreased $1,154, or 24%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in interest and other income was primarily a result of less origination volume which was partially offset by higher average coupon rates. There is a direct correlation between interest and other income and mortgage loan origination.

Origination segment expenses

Salaries, Commissions and Benefits Expense
Salaries, commissions and benefits expense related to our Originations segment decreased $2,596, or 18%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily a result of decreased commissions and incentives related to the decreased volume of originations, and reduced salaries and related benefit costs due to the reduction of revenue-producing and support positions. Headcount related to our Originations segment decreased from 541 employees at March 31, 2016 to 501 employees at March 31, 2017.

Interest Expense
Interest expense related to our Originations segment decreased $639, or 15%, primarily due to the decrease in the volume of mortgage loans originated in the current period.

Servicing

The following table sets forth the results of operations for the three months ended March 31, 2017 and 2016 for our servicing segment.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$251	$572	$(321)	56%
Changes in mortgage servicing rights valuation	(1,229)	(35,720)	34,491	97%
Payoffs and principal amortization of mortgage servicing rights	(5,508)	(7,249)	1,741	24%
Loan servicing fees	12,338	13,446	(1,108)	(8)%
Interest and other income	163	105	58	55%
Total revenues	6,015	(28,846)	34,861	121%

Expenses
Salaries, commissions and benefits	1,513	1,753	(240)	(14)%
General and administrative expense	775	479	296	62%
Interest expense	(670)	1,077	(1,747)	(162)%
Occupancy, equipment and communications	392	444	(52)	(12)%
Depreciation and amortization expense	160	123	37	30%
Corporate allocations	845	932	(87)	(9)%
Total expenses	3,015	4,808	(1,793)	(37)%
Income (Loss) before taxes	$3,000	$(33,654)	$36,654	109%

The Servicing segment reported income (loss) before taxes of $3,000 and $(33,654) during the three months ended March 31, 2017 and 2016, respectively, due primarily to a smaller decline in the value of our MSRs during the three months ended March 31, 2017 compared to the same period last year.

The following is a summary of certain metrics specific to the Servicing segment as of March 31, 2017 and 2016:

	As of March 31,
	2017	2016
Servicing Portfolio UPB	$17,416,159	$18,067,777
Number of Loans Serviced (units)	88,691	93,449
Weighted Average Coupon	3.74%	4.01%
Weighted Average Age (in months)	18	17
90+ day Delinquency Rate	0.80%	0.48%
Weighted Average FICO score	722	725
Weighted Average Servicing Fee (in basis points)	30	30
Capitalized Loan Servicing Portfolio	$225,704	$171,676
Capitalized Servicing Rate[1]	1.30%	0.95%
Capitalized Servicing Multiple	4.27	3.26

1Represents MSR value divided by ending UPB servicing portfolio.

	Three Months Ended March 31,
	2017	2016
Gross Constant Prepayment Rate[1]	7.83%	13.59%
Adjusted Constant Prepayment Rate[2]	6.73%	11.86%
Average Total Loan Servicing Portfolio	$16,914,103	$17,882,329
Average Capitalized Loan Servicing Portfolio	$219,574	$177,751
Payoffs and Principal Curtailments of Capitalized Portfolio	$342,881	$658,615
Sales of Capitalized Portfolio	$—	$532,448
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

Servicing segment revenues

Changes in Mortgage Servicing Rights Valuation
The improvement in the fair value adjustment of our MSRs during the three months ended March 31, 2017 compared to the same period last year was driven primarily by the increase in interest rates and 10-year treasury rates year over year. Interest rates trended upward for the three months ended March 31, 2017 while interest rates declined substantially for the three months ended March 31, 2016. Increasing interest rates generally result in increased MSRs values as the assumption for prepayment speeds of the underlying mortgage loans tends to decrease (mortgage loans prepay slower).  The $1,229 negative change in mortgage servicing rights valuation during the three months ended March 31, 2017 was the result of a slight decline in 10-year treasury rates and a slight increase in estimated prepayments as of March 31, 2017 as compared to December 31, 2016. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

The spread between the weighted average coupon and current market rates determines modeled prepayment speed. There were MSR sales during 2016, which changed the mix and characteristics of the overall portfolio.  The combination of these factors decreased current prepayment estimates as the weighted average coupon was less than current market rates. Please see our disclosures in the "Quantitative and Qualitative Disclosure About Market Risk" section of this Management's Discussion and Analysis for further details on how interest rate fluctuations impact our MSRs valuation and the sensitivity of the yield curve.

Payoffs and Principal Amortization of Mortgage Servicing Rights Portfolio
During the three months ended March 31, 2017, this amount was $5,508, compared to $7,249, or a decline of 24% during the current period.  The decrease in run-off and paid off loans correlates with a 43% decrease in constant prepayment speeds and a 5% decrease in our average servicing portfolio during the three months ended March 31, 2017 compared to the same period last year.

Loan Servicing Fees
The following is a summary of loan servicing fee income by component for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Contractual servicing fees	$11,708	$12,705
Late fees	630	741
Loan servicing fees	$12,338	$13,446

Servicing fees as a percentage of average portfolio (annualized)	0.29%	0.30%
Our loan servicing fees decreased to $12,338 during the three months ended March 31, 2017 from $13,446 during the three months ended March 31, 2016. The 8% decrease in our loan servicing fees was primarily the result of our lower average servicing portfolio of $16.91 billion during the three months ended March 31, 2017 as compared to the average servicing portfolio of $17.88 billion during the three months ended March 31, 2016. Our loan servicing fees, as a percentage of our average servicing portfolio and annualized, were 29 bps for the three months ended March 31, 2017 compared to 30 bps for the three months ended March 31, 2016.

Servicing segment expenses

Salaries, Commissions and Benefits Expense
Salaries, commissions and benefits expense related to our Servicing segment decreased $240, or 14%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of reduced costs related to a reduction in staffing due to our lower average servicing portfolio. Headcount related to our Servicing segment was 95 employees at March 31, 2016 and 81 employees at March 31, 2017.

Interest Expense
Interest expense related to our Servicing segment decreased $1,747 during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a decrease in short term interest expense payments made to security holders in the current period.

Financing
The following table sets forth the results of operations for the three months ended March 31, 2017 and 2016 for our financing segment.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues
Loan origination and other loan fees	$318	$325	$(7)	(2)%
Interest and other income	1,548	1,898	(350)	(18)%
Total revenues	1,866	2,223	(357)	(16)%

Expenses
Salaries, commissions and benefits	455	471	(16)	(3)%
General and administrative expense	234	155	79	51%
Interest expense	719	776	(57)	(7)%
Occupancy, equipment and communications	77	53	24	45%
Depreciation and amortization expense	109	98	11	11%
Corporate allocations	156	125	31	25%
Total expenses	1,750	1,678	72	4%
Income (loss) before taxes	$116	$545	$(429)	(79)%
The Financing segment provides warehouse lending activities to correspondent customers through our NattyMac subsidiary. The Financing segment reported income before taxes of $116 and $545 during the three months ended March 31, 2017 and 2016, respectively. The lower income in the current period is primarily due to decreased interest and other income resulting from a lower volume of warehouse loan originations. Originations funded by our NattyMac subsidiary declined to $771 million during the three months ended March 31, 2017 from $882 million during the three months ended March 31, 2016.
Financing segment revenues
Total revenues related to our Financing segment decreased $357 during the period ended March 31, 2017 compared to the period ended March 31, 2016, due to a decrease in our warehouse lending activity as there is a direct correlation between interest and other income and warehouse loan origination activity.
Financing segment expenses
Total expenses related to our Financing segment increased $72 during the period ended March 31, 2017 compared to the period ended March 31, 2016, due to an increase in bad debt expense.

Other/Eliminations

The following table sets forth the results of operations for the three months ended March 31, 2017 and 2016 for Other/Eliminations.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues
Gains on mortgage loans held for sale, net	$(28)	$63	$(91)	(144)%
Loan origination and other loan fees	—	6	(6)	100%
Interest and other income	—	12	(12)	(100)%
Total revenues	(28)	81	(109)	(135)%

Expenses
Salaries, commissions and benefits	5,833	6,417	(584)	(9)%
General and administrative expense	2,716	3,676	(960)	(26)%
Interest expense	918	1,171	(253)	(22)%
Occupancy, equipment and communications	1,672	1,855	(183)	(10)%
Depreciation and amortization expense	328	376	(48)	(13)%
Corporate allocations	(6,589)	(6,780)	191	3%
Total expenses	4,878	6,715	(1,837)	(27)%
(Loss) before taxes	$(4,906)	$(6,634)	$1,728	26%

Other/Eliminations includes eliminations and certain corporate income and expenses not allocated to the three reportable segments, such as those related to our accounting, executive administration, finance, internal audit, investor relations and legal departments. The loss before taxes declined to $4,906 for the three months ended March 31, 2017 compared to $6,634 for the three months ended March 31, 2016, due primarily to lower salaries, commissions, benefits, general and administrative expenses. Headcount related to Other decreased to 192 employees at March 31, 2017 from 221 employees at March 31, 2016.

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

For a discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business, we refer you to the “Regulation” and “Risk Factors” sections of our 2016 Annual Report on Form 10-K.

Critical Accounting Policies
Our financial accounting and reporting policies are in accordance with GAAP. Some of these accounting policies require us to make estimates and judgments about matters that are uncertain. The application of assumptions could have a material impact on our financial condition or results of operations. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to reserves for loan repurchases and indemnifications, fair value of financial instruments, MSRs, derivative financial instruments, mortgage loans held for sale, business combinations (including accounting for goodwill and intangible assets) and income taxes. For additional information regarding these significant accounting policies, refer to Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2016, included in our 2016 Annual Report on Form 10-K.

Recent Accounting Developments

During 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. During 2015, the FASB voted to delay the effective date one year. ASU 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. During 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations", ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in ASU's 2016-08, 2016-10, 2016-12 and 2016-20 do not change the core principle of ASU 2014-09 but instead clarify the implementation guidance on principle versus agent considerations, identify performance obligations and the licensing implementation guidance, and provide narrow-scope improvements, respectively. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.

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

ASU 2016-18, "Statement of Cash Flow (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" was issued in November 2016. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. We had restricted cash in the amount of $2,776 as of March 31, 2017. The new guidance will be effective for us beginning on January 1, 2018 and early adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our consolidated financial statements.

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

ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" was issued in January 2017. The amendments in this Update will simplify the subsequent measurement of goodwill and eliminated Step 2 from the goodwill impairment test. The new guidance will be effective for us beginning on January 1, 2020 and early adoption is permitted. We are evaluating the impact of the adoption of the new guidance on our consolidated financial statements.

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

The mortgage funding and operating lines of credit agreements contain covenants which include certain customary financial requirements, including maintenance of minimum tangible net worth, maximum debt to tangible net worth ratio, minimum liquidity, minimum current ratio, minimum profitability and limitations on additional debt and transactions with affiliates, as defined in the respective agreement. As of March 31, 2017, we were in compliance with the covenants contained in these agreements. We intend to renew the mortgage funding arrangements when they mature and has no reason to believe the Company will be unable to do so.

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

Cash Flows
Our unrestricted cash balance decreased from $26,258 at December 31, 2016 to $22,494 at March 31, 2017. The following discussion summarizes the changes in our unrestricted cash balance for the three months ended March 31, 2017 and 2016:
Operating Activities
Our operating activities provided $124,223 and used $45,759 of cash flow for the three months ended March 31, 2017 and 2016, respectively. The increase in cash from operating activities was primarily due to timing of cash payments received to fund and originate loans compared to the payments we receive from sales of the loans to our investors during the period.
Investing Activities
Our investing activities provided $1,255 and $4,745 of cash flow for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash from investing activities was primarily due to lower cash proceeds from the sale of mortgage servicing rights during the current year.
Financing Activities
Our financing activities used $129,242 and provided $38,017 of cash flow for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash from financing activities was primarily due to the timing of borrowings versus repayments under our various mortgage funding arrangements. The timing of our borrowings and repayments fluctuates based on the needs of our operations.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.

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

Credit Risk
We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to the over-the-counter derivative financial instruments that we use in our interest rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the credit risk among many such counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with the counterparties, as appropriate. For additional information, refer to Note 4 “Derivative Financial Instruments” to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our mortgage funding arrangements (mortgage participation agreements and warehouse lines of credit) carry variable rates. As of March 31, 2017, approximately $251,560, or 42%, of our total $602,430 in outstanding adjustable rate mortgage funding arrangements had interest rates that were equal to the underlying mortgage loans. The remaining 58% of the adjustable rate mortgage funding arrangements carried a weighted average interest rate of 3.56%, which was well below the weighted average interest rate on the related mortgage loans held for sale as of March 31, 2017. In addition, mortgage loans held for sale are carried on our balance sheet on average for only 18 to 25 days after closing and prior to transfer to FNMA, FHLMC or into pools of GNMA MBS. As a result, we believe that any negative impact related to our variable rate mortgage funding arrangements resulting from a shift in market interest rates would not be material to our consolidated financial statements as of or for the three months ended March 31, 2017.
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
We used March 31, 2017 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, on a daily basis to monitor the risks associated with changes in interest rates to our mortgage loans pipeline (the combination of mortgage loans held for sale, IRLCs and forward MBS trades). We believe the use of a 25 basis point shift (50 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which generally last approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25, 50 and 100 basis point increases and decreases) to review the interest rate risk associated with its MSRs, as the MSRs asset is generally more sensitive to interest rate movements over a longer period of time.
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC's compared to mortgage loans held for sale, the age and status of the IRLC's, the interest rate movement since the IRLC's were entered into, the cannels from which the IRLC's originate, and other factors all impact the sensitivity. The following table summarizes the (unfavorable) favorable estimated change in our mortgage loans pipeline as of March 31, 2017 and December 31, 2016, given hypothetical instantaneous parallel shifts in the yield curve:

Mortgage loans pipeline[1]	Down 25 bps	Up 25 bps
March 31, 2017	$(1,709)	$496
December 31, 2016	$(1,228)	$225
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
The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, escrow earnings and ancillary income. The shape of the forward yield curve also has an impact on the asset valuation. We believe that the use of the forward yield curve better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions. We obtain independent third party valuations on a quarterly basis, to support the reasonableness of the fair value estimate generated by our internal model. We also have a MSRs committee that meets on a monthly basis to review assumptions, challenge estimates and review valuation results. Our MSRs are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to vary with interest rate movements and the resulting changes in prepayment speeds. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our mortgage origination activities’ results of operations are also impacted by interest rate changes, our mortgage origination activities’ results of operations may fully or partially offset the change in fair value of MSRs over time. We may, from time to time, review opportunities to sell pools of our MSRs portfolio under certain conditions that would be beneficial to us either due to market demand for servicing, changes in interest rates or our need for liquidity. For additional information about the assumptions used in determining the fair value of our MSRs and a quantitative sensitivity analysis on our MSRs as of March 31, 2017, refer to Note 9, "Transfers and Servicing of Financial Assets," to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
At a given point in time, the primary factors that contribute to the interest rate sensitivity of MSRs are the weighted average coupon of the loans underlying the MSRs compared to current mortgage rates and the size and composition of the MSRs portfolio. The spread between the weighted average coupon and current market rates determines modeled prepayment speed. During the six months ended March 31, 2017, the weighted average coupon of our MSRs portfolio remained flat in comparison to December 31, 2016 and, at March 31, 2017, mortgage rates were lower than they were at December 31, 2016. The combination of these factors increased current prepayment estimates and prepayment estimates in the interest rate shifts. The following table summarizes the (unfavorable) favorable estimated change in our MSRs as of March 31, 2017, given hypothetical instantaneous parallel shifts in the yield curve:

MSRs	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
March 31, 2017	$(62,879)	$(26,855)	$(12,528)	$10,754	$19,782	$33,820
December 31, 2016	$(58,309)	$(24,429)	$(11,324)	$9,672	$17,804	$30,557
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2017. The Company's Disclosure Review Committee is charged with reviewing the adequacy of the disclosure controls and procedures to ensure the accuracy, completeness and timeliness of the Company's financial and other information in its periodic reports. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2017, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in the "Litigation" section of Note 13, "Commitments and Contingencies" to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties which may have a material adverse effect on our business, financial condition and results of operations, as discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 9, 2017. There have been no material changes from the risks previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Stonegate Mortgage Corporation
Registrant

Date: May 4, 2017	By:	/S/ Carrie P. Preston
Carrie P. Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Stonegate Mortgage Corporation Amendment No. 1 to S-1 filed September 30, 2013 (File No. 333-191047))

3.2
Fourth Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 27, 2017 (File No. 001-36116))

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